Form 10-Q
period 1995-01-28
GROUNDWATER TECHNOLOGY INC
filed 1995-03-13
CIK 795579

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ______________________

                                   FORM 10-Q

(Mark  One)

  x        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ------
           EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 1995

                                      OR

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-15067

                         GROUNDWATER TECHNOLOGY, INC.
            (Exact Name of Registrant as Specified in its Charter)

             Delaware                                      02-0324047
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                  100 River Ridge Drive,  Norwood, MA  02062
             (Address of Principal Executive Offices)   (Zip Code)

Registrant's Telephone Number, Including Area Code: (617) 769-7600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x    NO
                                      ------    ------

At March 13, 1995 the registrant had issued and outstanding an aggregate of 6,961,522 shares of its common stock.

                         GROUNDWATER TECHNOLOGY, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                                                                       PAGE NUMBER
- ------  ---------------------                                                                       -----------

Item 1   Financial Statements


         Consolidated Balance Sheets
           January 28, 1995 (Unaudited) and April 30, 1994................................................. 1-2


         Consolidated Statements of Operations
           Thirteen weeks ended January 28, 1995 (Unaudited) and January 29, 1994 (Unaudited)..............   3


         Consolidated Statements of Operations
           Thirty-nine weeks ended January 28, 1995 (Unaudited) and January 29, 1994 (Unaudited)...........   4


         Consolidated Statements of Cash Flows
           Thirty-nine weeks ended January 28, 1995 (Unaudited) and January 29, 1994 (Unaudited)...........   5


         Notes to Consolidated Financial Statements (Unaudited)............................................   6


Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations............. 7-9


PART II  OTHER INFORMATION
- -------  -----------------


Item 6   Exhibits and Reports on Form 8-K..................................................................  10

         Signatures........................................................................................  11

                         GROUNDWATER TECHNOLOGY, INC.

                                    PART I



Item 1.  Financial Statements


                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                      January 28,      April 30,
                                                                                             1995           1994
                                                                                        ---------      ---------
                                                                                      (Unaudited)
ASSETS

Current Assets
 Cash and cash equivalents                                                               $  1,284        $ 4,909
 Marketable securities                                                                     19,077         25,614
 Accounts receivable, less allowances of $3,135 at January 28, 1995
    and $3,245 at April 30, 1994                                                           67,915         53,899

 Other current assets                                                                       7,508          7,647
                                                                                         ---------      ---------
    Total Current Assets                                                                   95,784         92,069

Property, plant and equipment, at cost                                                     48,088         45,685
 Less accumulated depreciation                                                             33,444         28,302
                                                                                         ---------      ---------
                                                                                           14,644         17,383
Other assets, net                                                                           4,706          3,474
                                                                                         ---------      ---------
                                                                                         $115,134       $112,926
                                                                                         =========      =========

 See accompanying notes.

                         GROUNDWATER TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS

              (In thousands, except share and per share amounts)

                                                                       January 28,    April 30,
                                                                              1995         1994
                                                                         ---------   ----------
                                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                                        $  8,073      $  6,174
 Accrued salaries and benefits                                              4,489         3,330
 Other accrued liabilities                                                  6,733         9,647
 Income taxes payable                                                         213           125
                                                                         --------      --------
   Total Current Liabilities                                               19,508        19,276

Stockholders' Equity
 Preferred stock, $.01 par value, 1,000,000 shares authorized,
   none issued                                                                 --            --
 Common stock, $.01 par value, 25,000,000 authorized, 8,078,748
   issued at January 28, 1995 and 8,061,996 at April 30, 1994                  81            80
 Capital in excess of par value                                            54,315        54,113
 Retained earnings                                                         59,236        55,525
 Treasury stock, at cost, 1,109,838 shares at January 28, 1995 and
   947,500 at April 30, 1994                                              (16,886)      (14,804)
 Cumulative currency translation adjustment                                (1,120)       (1,264)
                                                                         --------      --------
   Total Stockholders' Equity                                              95,626        93,650
                                                                         --------      --------
                                                                         $115,134      $112,926
                                                                         ========      ========

See accompanying notes.

                         GROUNDWATER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                        Thirteen weeks ended
                                                        --------------------
                                                    January 28,   January 29,
                                                           1995          1994
                                                       --------      --------

Gross revenue                                           $47,352       $43,722
Cost of subcontracted services                           17,208        13,457
                                                        -------       -------

Net revenue                                              30,144        30,265

Cost of net revenue                                      18,822        19,598
                                                        -------       -------

Gross profit                                             11,322        10,667

Selling, general and administrative expenses             (9,775)       (9,276)
Licenses and other income                                   172           452
                                                        -------       -------

Income before investment and other income                 1,719         1,843
Investment and other income, net                            268           408
                                                        -------       -------

Income before provision for income taxes                  1,987         2,251
Provision for income taxes                                  795           855
                                                        -------       -------

Net income                                              $ 1,192       $ 1,396
                                                        =======       =======

Earnings per common share                               $   .17       $   .19
                                                        =======       =======

Shares used to compute earnings per common share          7,017         7,455
                                                        =======       =======

See accompanying notes.

                         GROUNDWATER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                             Thirty-nine weeks ended
                                                                             -----------------------
                                                                           January 28,   January 29,
                                                                                  1995          1994
                                                                              --------      --------

Gross revenue                                                                 $142,286      $126,980
Cost of subcontracted services                                                  49,009        37,472
                                                                              --------      --------

Net revenue                                                                     93,277        89,508

Cost of net revenue                                                             58,154        59,633
                                                                              --------      --------

Gross profit                                                                    35,123        29,875

Selling, general and administrative expenses                                   (29,652)      (28,156)
Provision for restructuring and consolidation                                       --        (5,000)
Licenses and other income                                                          443         1,220
                                                                              --------      --------

Income (loss) before investment and other income                                 5,914        (2,061)
Investment and other income, net                                                   893         1,329
                                                                              --------      --------

Income (loss) from continuing operations before provision (benefit) for
 income taxes                                                                    6,807          (732)
Provision (benefit) for income taxes                                             2,723          (239)
                                                                              --------      --------

Income (loss) from continuing operations                                         4,084          (493)

Loss from operations of discontinued manufacturing operations, net of
 tax benefit                                                                        --          (605)
Loss on disposal of manufacturing operations, net of tax benefit                    --        (1,058)
                                                                              --------      --------
                                                                                    --        (1,663)
                                                                              --------      --------

Net income (loss)                                                             $  4,084      $ (2,156)
                                                                              ========      ========

Earnings (loss) per common share
 Income (loss) from continuing operations                                     $    .58      $   (.06)
 Loss from discontinued operations                                                  --          (.22)
                                                                              --------      --------
                                                                              $    .58      $   (.28)
                                                                              ========      ========

Shares used to compute earnings per common share                                 7,085         7,600
                                                                              ========      ========

See accompanying notes.

                         GROUNDWATER TECHNOLOGY, INC.
                                PART I (cont.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                                        Thirty-nine  weeks ended
                                                                        January 28,   January 29,
                                                                               1995          1994
                                                                          ---------     ---------
Cash Flows From Operating Activities
 Net income (loss)                                                        $  4,084      $ (2,156)
 Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
   Depreciation and amortization                                             6,118         5,305
   Loss from discontinued operations                                            --         1,663
 Changes in operating assets and liabilities, net of effects of discontinued operations:
   Accounts receivable                                                     (14,016)      (12,175)
   Other current assets                                                        139        (1,407)
   Other assets                                                                 --        (2,123)
   Accounts payable                                                          1,899           588
   Accrued salaries and benefits                                             1,159           494
   Other accrued liabilities                                                (2,914)         (436)
   Income taxes payable                                                         88           296
                                                                          --------      --------

Net Cash used in Operating Activities                                       (3,443)       (9,951)

Cash Flows From Investing Activities
   Expenditures for property, plant and equipment                           (3,268)       (3,480)
   Purchase of marketable securities                                          (450)      (16,987)
   Sale of marketable securities                                             6,687        15,162
   Net assets of discontinued operations                                        --         2,474
   Assets acquired, net of cash                                             (1,007)           --
   Other                                                                       (97)          313
                                                                          --------      --------

Net Cash Provided by (used in) Investing Activities                          1,865        (2,518)

Cash Flows From Financing Activities
   Purchase of treasury stock                                               (2,735)       (6,124)
   Proceeds from sale of stock under employee stock plans                      544           601
                                                                          --------      --------

Net Cash used in Financing Activities                                       (2,191)       (5,523)

Effect of Exchange Rate Changes on Cash and Cash Equivalents                   144          (320)
                                                                          --------      --------

Decrease in Cash and Cash Equivalents                                       (3,625)      (18,312)

Cash and Cash Equivalents at Beginning of Fiscal Year                        4,909        21,234
                                                                          --------      --------

Cash and Cash Equivalents at End of Period                                $  1,284      $  2,922
                                                                          ========      ========

See accompanying notes.

                         GROUNDWATER TECHNOLOGY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1. Consolidated Financial Statements
        ---------------------------------

   The consolidated balance sheets as of January 28, 1995 and the related consolidated statements of operations for the thirteen and thirty-nine weeks ended January 28, 1995 and January 29, 1994, and the related consolidated statements of cash flows for the thirty-nine weeks ended January 28, 1995 and January 29, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which were of a normal and recurring nature, except for the provision for restructuring and consolidation and the effect of the discontinued operations as discussed in the management's discussion and analysis) necessary to present fairly the financial position, results of operations and changes in cash flows at January 28, 1995 and for all periods presented have been made.

    In May, 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The statement is effective for fiscal years beginning after December 15, 1993 and expands the use of fair value accounting and reporting for certain investments in debt and equity securities. The Company has adopted the Statement effective May 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The effect of adopting Statement 115 on the Company's financial statements was not material.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested this information be read in conjunction with the Annual Report on Form 10-K for fiscal year ended April 30, 1994 (SEC File No. 0-15067). The results of operations for the period ended January 28, 1995 are not necessarily indicative of the operating results for the year.

                         GROUNDWATER TECHNOLOGY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------

   The Company's principal markets for its services include hydrocarbon contaminated sites, RCRA facilities and Superfund sites. The Company's services are primarily related to the assessment and remediation of contaminated soil and groundwater. The demand for the Company's services is a result of governmental regulation and enforcement related to hazardous contaminants in the environment and increased public awareness of environmental issues.

   The Company, in the course of providing its services, routinely subcontracts for certain specialized services. These costs are passed through to customers and, in accordance with industry practice, are included in gross revenue. Because subcontractor services can vary significantly from project to project, changes in gross revenue may not be truly indicative of business activity or trends. Accordingly, the Company views net revenue, which excludes the cost of services performed by subcontractors, as a more meaningful measure of business performance.

   Net revenue includes fees billed for services provided directly by the Company, fees charged by the Company for arranging and managing subcontractor services, fees for laboratory services, and fees for the rental and service of equipment. Cost of net revenue includes professional salaries incurred in rendering services to customers, other direct labor, purchases of equipment and materials and certain direct and indirect overhead costs. Selling, general and administrative expenses include management salaries, clerical and administrative overhead. Licenses and other income includes license and royalty income earned on the Company's intellectual property and income from direct equity investments in the environmental industry.

   The Company's operating results may fluctuate from quarter to quarter. Factors influencing such variations include: spending decisions by major customers, delays in the release of committed projects, modifications of delivery orders issued by contracting government entities, and holidays and vacation time which limit the amount of time that both Company personnel and subcontracted services have in the field.

   The Company ended the third quarter with 63 consulting offices and four laboratories in 31 states and five foreign countries. Additionally, the Company's joint venture with a German company has offices in Germany, Austria and Hungary. Total employees as of January 28, 1995 was 1,612 as compared to 1,572 as of April 30, 1994 and 1,505 as of January 29, 1994.

   Gross revenue increased to $47.4 million for the third quarter of fiscal 1995, an increase of 8% as compared to gross revenue of $43.7 million for the same period last year, and decreased 4% from $49.0 million in the second quarter of fiscal 1995. Historically, the third quarter of the fiscal year generally results in reduced hours billed due to weather conditions, vacations and holidays. Gross revenue for the nine months ended January 28, 1995 was $142.3 million, an increase of 12% compared to $127.0 million for the nine months ended January 29, 1994. Net revenue was $30.1 million for the three month period, compared to $30.3 million for the corresponding period last year, and down 8% from $32.6 million in the previous quarter. Laboratory revenues were down significantly from the third quarter of fiscal 1994 primarily due to the non-recurrence of a major, short term, contract with a large commercial customer. Net revenue increased to $93.3 million for the nine months ended January 28, 1995, an increase of 4% from $89.5 million for the nine months ended January 29, 1994. Management believes the increase in gross revenues for the third quarter as compared to the same quarter of the prior year reflects improved economic conditions, as well as the Company's success in increasing work with industrial, commercial and government customers.

Rebillable activity in the first nine months of fiscal 1995 has increased primarily due to the elimination of the Company's internal drilling resources and the sale of the Company's internal equipment manufacturing division during fiscal 1994.

   Gross profit for the three months ended January 28, 1995 was $11.3 million, an increase of 6% compared to $10.7 million for the same quarter last year. Gross profit for the first nine months of fiscal 1995 was $35.1 million, an increase of 18% compared to $29.9 million for the same period last year. As a percentage of net revenue, gross profit for the three and nine months ended January 28, 1995 was 38% compared to 35% and 33%, respectively, for the same periods in fiscal 1994. The increase in gross profit for the periods primarily reflects improved utilization of the Company's work force, as well as a decrease in health and commercial insurance expenses.

   Selling, general and administrative expenses were $9.8 million, or 32% of net revenue, in the three months ended January 28, 1995 compared to $9.3 million, or 31% of net revenue, in the same period of the prior year. Selling, general and administrative expenses were $29.7 million, or 32% of net revenue, in the nine months ended January 28, 1995 compared to $28.2 million, or 32% of net revenue, for the same period of the prior year. During the second quarter of fiscal 1995, the Company completed the consolidation of five operating locations. Management believes this action will contribute to the reduction of operating costs as a percentage of net revenue in the future. The Company introduced a profit sharing program in May 1994 that distributes 10% of pre-tax operating income to its employees at the end of the second and fourth quarters of each fiscal year, which management believes will motivate employees to further reduce overall operating costs as a percentage of net revenue. In the third quarter, the profit sharing cost was approximately $183,000 and for the nine months ending January 28, 1995, a total of $619,000. Contributing to the increase in selling, general and administrative costs for the third quarter were increases in depreciation expense for computer equipment.

   A provision for restructuring and consolidation of $5.0 million was recorded by the Company in July 1993. The amount remaining on the provision for restructuring and consolidation at January 28, 1995 was approximately $316,000, which represents management's estimate of remaining costs related to unoccupied facilities.

   On May 26, 1994, the Company acquired all of the outstanding stock of Hall Southwest Corporation, an environmental consulting firm based in Austin, Texas. The accompanying financial statements include the accounts of Hall Southwest since the date of acquisition, the overall impact of which is not material to the Company. The stock purchase agreement provided for the payment of cash and stock on the closing date, and provides for contingent cash and stock payments over three years from the closing date.

   On February 15, 1995, the Company entered into an agreement to acquire the assets of the Hazardous Waste Division of Chester Environmental, Inc., based in Pittsburgh, Pennsylvania. The acquisition, which is not material to the Company's financial position, was completed and effective as of February 28, 1995 and will be accounted for using the purchase method of accounting. The asset purchase agreement provides for the payment of cash on the closing date, and provides for contingent cash payments over two years from the closing date.

   License and other income was $172,000 in the third quarter ended January 28, 1995 compared to $452,000 for the same period of the prior year. License and other income decreased to $443,000 in the first nine months of fiscal 1995 compared to $1.2 million for the same period of the prior year. These decreases primarily reflect the completion of the transfer of technology and related training associated with the Company's licensing agreement with Kurita Water Industries Ltd. during fiscal 1994.

   Investment and other income, net, was $268,000 in the third quarter of fiscal 1995 compared to $408,000 in the third quarter of fiscal 1994. Other income, net, decreased to $893,000 in the nine months ended January 28, 1995 from $1.3 million for the same period in the prior year. These decreases in investment income are primarily due to a decrease in cash and cash equivalents.

   The Company's effective tax rate was 40% for the three months and nine months ended January 28, 1995 as compared to a 38% tax rate for the three and nine months ended January 29, 1994. This increase in the tax rate was principally due to a decrease in tax exempt interest income and increases in non-deductible expenses.

Liquidity and Capital Resources
- -------------------------------

   Cash and cash equivalents decreased $3.6 million in the nine months ending January 28, 1995 from $4.9 million at April 30, 1994. Marketable securities decreased $6.5 million during the same period. At January 28, 1995, the Company's primary source of liquidity was $20.4 million in cash, cash equivalents and marketable securities. The Company has no long-term borrowings.

   The Company used $3.4 million in net cash to fund operating activities during the first nine months of fiscal 1995. The use of cash to fund operating activities was principally due to the continued increase in accounts receivable balances and the reduction in other accrued liabilities, including the payment of claims for prior years' insurance reserves and expenses for unoccupied space related to the fiscal 1994 restructuring charge. The increase in accounts receivable balances was attributed to the increase in revenue and the centralization of invoicing. While the centralization of invoicing, as well as credit and collection activities, is intended to result in a more efficient and effective process, management expects the Company's cash position will be negatively impacted before beginning to improve in the next fiscal year. The Company used approximately $10 million to fund operating activities for the same period in fiscal 1994. The use of cash to fund operating activities for the period ended January 29, 1994 was primarily due to the $5.0 million restructuring charge and a $1.7 million loss from discontinued operations. At January 28, 1995, the Company's working capital increased to $76.3 million from $72.8 million at April 30, 1994. Total assets increased to $115.1 million at January 28, 1995 from $112.9 million at April 30, 1994. Changes in working capital and total assets are principally attributed to the Company's purchase of Hall Southwest Corporation and the centralization of the Company's invoicing system.

   Cash flows from investing activities were impacted by expenditures in property, plant and equipment that were made to upgrade the Company's computer, laboratory and rental equipment. The Company had no material commitments for capital expenditures as of January 28, 1995. The maturing and/or sale of available-for-sale marketable securities provided cash flows from investing activities in which the funds were primarily utilized for operations and the funding of acquisitions.

   Cash flows from financing activities were provided from the sale of stock under the Company's employee stock purchase plan and the exercise of previously awarded stock options. In August 1993, the Board of Directors authorized the Company to repurchase an aggregate of 2,173,500 shares of its common stock (including previous authorization of shares not yet repurchased) from time to time through open market purchases or privately negotiated transactions. While the Company used cash to finance the purchase of 210,000 shares during the nine months ended January 28, 1995, there were no purchases during the third quarter.

   Funding requirements for operations and repurchases of the Company's common stock are expected to be met from existing cash, cash equivalents, marketable securities and cash generated from operations. The Company believes that cash provided from these sources will be sufficient to meet its operating requirements for the near term.

                         GROUNDWATER TECHNOLOGY, INC.

                                    PART II



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.) The exhibit listed on the accompanying index to exhibits is filed herewith.

         b.) No reports on Form 8-K were filed during the quarter ended
             January 28, 1995.

                         GROUNDWATER TECHNOLOGY, INC.

                                  SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                GROUNDWATER TECHNOLOGY, INC.
                                                ----------------------------



Date:  March 13, 1995                     /s/ Walter C. Barber
       --------------             ------------------------------------------
                                                            Walter C. Barber
                                       President and Chief Executive Officer





Date:  March 13, 1995                     /s/ Robert E. Sliney, Jr.
       --------------             ------------------------------------------
                                                       Robert E. Sliney, Jr.
                                               Vice President, Treasurer and
                                                     Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

EX27  -  Financial Data Schedule
         Period Ended January 28, 1995