Form 10-K405
period 1995-04-29
GROUNDWATER TECHNOLOGY INC
filed 1995-07-27
CIK 795579

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 29, 1995

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934FOR THE TRANSITION PERIOD FROM ________ TO __________

   COMMISSION FILE NUMBER 0-15067

                               -----------------

                         GROUNDWATER TECHNOLOGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                              02-0324047
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


     100 RIVER RIDGE DRIVE, NORWOOD, MASSACHUSETTS               02062
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


       Registrant's telephone number, including area code: (617)769-7600

          Securities registered pursuant to Section 12(g) of the Act:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------              -----------------------------------------
 Common Stock, $.01 par value                            None

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES [X] NO [_]

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant on July 10, 1995, was $85,931,027 computed on the basis of the closing price per share of such stock on the Nasdaq National Market System.

  The number of shares of Common Stock outstanding on July 10, 1995, was 6,863,632 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Annual Report to Stockholders for the fiscal year ended April 29, 1995, are incorporated by reference into Parts II and IV hereof.

  The registrant intends to file a definitive proxy statement for the 1995 Annual Meeting of Stockholders to be held on September 19, 1995 pursuant to Regulation 14A within 120 days of the end of the fiscal year ended April 29, 1995. Portions of the proxy statement are incorporated by reference in Part III hereof.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                          GROUNDWATER TECHNOLOGY, INC.

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

 Item 1.  Business........................................................     1
            General.......................................................     1
            Governmental Regulation and Market............................     1
            Business Strategies...........................................     3
            Services......................................................     3
            Remediation Technologies......................................     4
            Customers and Marketing.......................................     5
            Personnel.....................................................     6
            Competition and Seasonal Factors..............................     6
            Potential Liability and Insurance.............................     6
            Patents and Publications......................................     7
 Item 2.  Properties......................................................     7
 Item 3.  Legal Proceedings...............................................     7
 Item 4.  Submission of Matters to a Vote of Security Holders.............     7

 Executive Officers of the Company........................................     8

                                    PART II

 Item 5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters...........................................     9
 Item 6.  Selected Financial Data.........................................     9
 Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................     9
 Item 8.  Consolidated Financial Statements and Supplementary Data........     9
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..........................................     9

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant..............    10
 Item 11. Executive Compensation..........................................    10
 Item 12. Security Ownership of Certain Beneficial Owners and Management..    10
 Item 13. Certain Relationships and Related Transactions..................    10

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.    10

 Signatures...............................................................    12

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Groundwater Technology, Inc. and its subsidiaries ("GTI" or the "Company") provides a full range of environmental, consulting, engineering and remediation services to a variety of commercial and industrial customers and federal, state and local government agencies. The Company was incorporated in Delaware in October 1975 and currently operates from 47 consulting offices and four laboratories throughout the United States and 13 offices in six foreign countries, including Australia, New Zealand, the United Kingdom, Canada, Italy and The Netherlands. Also, the Company's joint venture with a German company has offices in six additional locations in Germany, Austria and Hungary.

  The principal services provided by the Company are detailed, scientific environmental assessment and remediation programs, which combine elements of hydrogeology, geochemistry, chemistry, biochemistry and engineering. A typical program generally includes interaction with the appropriate governmental regulatory agencies, detailed site assessment that may include installation of a series of monitoring wells, design and implementation of a cost-effective remediation system, construction management services and ongoing monitoring and maintenance of the system for the duration of the program. These assessments and remediation programs are generally in response to regulatory programs adopted by state agencies as well as U.S. Environmental Protection Agency ("EPA") programs, such as the Resource Conservation and Recovery Act of 1976 ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund Act"). The Company also provides human health analyses and risk assessments.

  Groundwater Technology Government Services, Inc., a wholly-owned subsidiary, provides environmental services to the Department of Defense and other federal and state agencies. GTEL Environmental Laboratories, Inc., another wholly-owned subsidiary, operates analytical laboratories in New Hampshire, California, Kansas and Florida for the analysis of inorganic and organic contaminants present in soil, water and air. The Company does not own or operate a hazardous waste landfill or any other hazardous waste treatment, storage or disposal facility.

GOVERNMENTAL REGULATION AND MARKET

 Environmental Legislation

  In response to growing awareness and public concern over health and safety and the environment, federal, state and local governments have enacted a large number and wide range of environmental laws. These laws and the implementing regulations affect nearly every industry, as well as the agencies of the federal, state or local governments responsible for their enforcement. The enforcement of these laws and regulations is responsible for creating much of the demand for the services offered by the Company. The principal legislation that affect the Company's business are as follows:

  RCRA The Resource Conservation and Recovery Act of 1976 established a framework for federal and state regulation of hazardous wastes. In 1988, the EPA issued regulations under RCRA that govern underground storage tanks containing certain hazardous substances or petroleum. These regulations require the owners of underground storage tanks to upgrade or close existing deficient tanks and to install release detection equipment on existing tanks. In addition, these regulations prescribe the procedures by which tank owners and operators should investigate and report confirmed or suspected releases from tanks, and if applicable, proceed with corrective actions. RCRA is currently scheduled for reauthorization in 1995, but the Company is unable to ascertain the effect of the proposed reauthorization at this time.

  Superfund Act (CERCLA) The Comprehensive Environmental Response, Compensation and Liability Act of 1980 generally addresses cleanup of inactive sites at which hazardous treatment, storage or disposal occurred in the past. The Superfund Act authorizes the federal government to cleanup or order cleanup of these sites. As of January 1992, there were approximately 1,300 sites on the National Priority List ("NPL") subject to extensive monitoring and cleanup work.

  In 1986, the Superfund Amendment and Reauthorization Act ("SARA") was enacted and increased environmental remediation activities significantly. SARA, among other things, authorized additional federal expenditures and expanded the EPA's enforcement powers, which encouraged and facilitated settlements with potentially responsible parties. Superfund was reauthorized as part of the 1991 federal budget, which appropriated $5.1 billion thorough 1994, and it is currently scheduled for reauthorization in 1995; however, the Company is unable to ascertain the effect of the proposed reauthorization at this time. The Company believes that, even apart from cleanup activity attributable directly to funding authorized by SARA, industry and governmental entities will continue to attempt to resolve hazardous waste problems in order to comply with other statutory requirements and to avoid liabilities to private parties.

  Other Federal Legislation The Company believes that in addition to RCRA and CERCLA, other federal laws will affect demand for its services. These laws include the Toxic Substances Control Act, the Clean Water Act, the Clean Air Act and the Safe Drinking Water Act.

  State Legislation The federal statutes summarized above presuppose significant state involvement in their administration and enforcement. Many states have enacted their own statutes designed to protect and restore environmental quality and to deal directly with the problem of soil and groundwater contamination; and in some cases these statutes are different or more stringent than the federal statutes. In addition, states have adopted reimbursement programs to assist customers who are required to use the Company's services. Some examples of these state reimbursement programs include the Florida Inland Protection Trust Fund, the Massachusetts Underground Storage Tank Petroleum Product Cleanup Fund, the Texas Petroleum Storage Tank Remediation Fund and the California Underground Storage Tank Cleanup Fund.

  Permits, Licenses and Regulatory Approvals The installation and operation of remediation systems are subject to various licensing, permitting, approval and reporting requirements imposed by federal, state and local laws. For example, National Pollutant Discharge Elimination System ("NPDES") permits and other regulatory program permits are typically required in connection with the installation of the recovery system, and the terms of these permits often require ongoing reporting to governmental agencies concerning the operation of the recovery system. Approvals of corrective action plans by the appropriate regulatory agency is increasingly being required before a recovery system can be installed to address contaminated soil or ground water due to a release from an underground storage tank.

  Various state and local laws require the monitoring wells and wells used in the recovery process to be installed by licensed well drillers, and installation of the recovery system may also require compliance with applicable provisions of construction and zoning laws. Some states have also adopted testing and licensing programs to regulate professionals who typically conduct subsurface investigations and propose remedial action work plans.

  The Company employs individuals who specialize in obtaining the required federal, state and local environmental and operational permits necessary for GTI and its customers to install and operate remedation systems. The Company also provides the documentation of the recovery process necessary to assist its customers in satisfying applicable reporting requirements.

BUSINESS STRATEGIES

  The Company has grown primarily by training or hiring geologists, engineers, chemists and hydrogeologists in the specialized fields of environmental services and cleanup of soil and groundwater in order to staff local offices. It is the Company's belief that a local presence increases understanding of local environmental statutes, regulations and regulatory agencies and fosters a constructive working relationship with local agency personnel.

  As of July 1, 1995, the Company had 60 consulting offices and four laboratories in 31 states and six foreign countries, including Australia, New Zealand, the United Kingdom, Canada, Italy and The Netherlands. Also, the Company's joint venture with a German company had offices in six additional locations in Germany, Austria and Hungary. The Company spends significant time and resources on in-house educational programs at all levels to maintain and improve the quality of its operations. The Company has also invested in information systems to connect all of its U.S. offices by a computer network that allows employees to share Company resources.

  Within the North American operations, the Company focuses its marketing and operational staff on three major markets--petroleum, industrial/commercial and government. GTI believes this market-centered focus, along with its geographic diversification, allows it to provide responsive services to its customers. In fiscal year 1995, approximately 44% of gross revenues were derived from petroleum customers, 35% from industrial/commercial customers and 12% from the federal, state and local government agencies. In addition, approximately 9% of gross revenues in fiscal year 1995 were derived from international customers.

  On May 26, 1994, the Company purchased all the outstanding stock of Hall Southwest Corporation, a Texas corporation ("Hall Southwest") to improve its presence in the Gulf States region; and on February 28, 1995, the Company purchased certain assets and assumed certain liabilities of the Hazardous Waste Division of Chester Environmental, Inc., a Pennsylvania corporation ("Chester HWD"), to increase the Company's technical abilities to serve industrial customers. Hall Southwest and Chester HWD provide services similar to those of the Company, and the operations of those businesses are now conducted under the name of GTI. The Company plans to continue this dual strategy of enhancing geographic presence and increasing its technical capabilities through internal growth as well as acquisitions.

SERVICES

  GTI provides services for the assessment, remediation and monitoring of soil and groundwater using a broad range of techniques and technologies. These services are provided separately or in combination.

    Remedial Investigation and Assessment. GTI prepares environmental profiles of sites, including hydrogeological and chemical evaluations. A team of the Company's hydrogeologists, geologists, engineers, chemists and technicians may use a variety of techniques, such as soil gas mapping or the installation of a diagnostic monitoring well system. These techniques provide the data necessary to determine the extent of the contamination, as well as soil characteristics and groundwater chemistry, flow and direction, and form the basis for the selection of a remediation program.

    GTI also offers health and environmental risk assessment services. Working in multi-disciplinary teams of toxicologists, environmental scientists and industrial hygienists, the staff ascertains the health hazards and risks produced by chemicals in the environment and the workplace. The risk assessment services include site-specific exposure modeling and quantitative risk assessment, hazard and risk communication programs, human health monitoring and regulatory compliance, education, training and industrial hygiene services.

    Design and Remediation. Using information obtained in an assessment of a contaminated site and an evaluation of risks to human health, the Company designs a remedial solution appropriate to the particular conditions present at the site. These analyses help to define the appropriate level of remedial response and are used as the basis for negotiating remediation goals with regulatory authorities.

    The Company evaluates alternatives, often conducting feasibility studies, and the most appropriate response is selected. If action is required, a cost-effective remediation system is engineered for the specific site. The Company uses a wide range of physical, chemical, biological and thermal treatment technologies in performing its remediation services, which are usually applied either on-site or in situ. With on-site restoration, the contaminated media, soil or groundwater is removed and treated. With in situ restoration, the contaminants themselves are directly removed or treated in place, without removing the soil or groundwater.

    Monitoring. The Company performs ongoing sampling and analysis of groundwater, soils and air to regulate and adjust the remediation system. The analysis also provides the data necessary to respond in a timely fashion to changes in the levels of contaminants and other variables, and forms the basis for ongoing reports to the appropriate governmental regulatory agencies.

  The Company generally charges its customers for its services on a time and materials basis, typically with strict adherence to "not to exceed" limitations contained in contracts for projects billed on this basis. Moreover, services are subject to competitive bidding and are increasingly being performed on a fixed contract or unit price basis. Revenues are also realized when the Company subcontracts for drilling, well materials, electrical installation and other outside services. The fee for a typical restoration program (including equipment) ranges from $100,000 to $750,000, but for complex and lengthy programs the Company has billed as much as several million dollars. Typical restoration programs generally require one to five years to complete, and certain programs may take as long as ten or more years.

  Although the Company's assessment and restoration programs are the principal services offered to customers, the Company currently offers two other related service programs.

    Analytical Laboratories. The Company's subsidiary, GTEL Environmental Laboratories, Inc. ("GTEL"), operates four analytical laboratories in New Hampshire, California, Kansas and Florida. On-site services are also provided via three mobile laboratories. These laboratories analyze water, soil and air samples for hydrocarbons and contaminants in order to specify and quantify the treatment processes in groundwater remediation projects. The techniques employed by these laboratories measure trace organics concentrations in water and air. The laboratories are certified in 49 states and use state-of-the-art analytical instruments, such as gas chromatographs, mass spectrometers, high pressure liquid chromatographs, atomic absorption and inductively coupled plasma units.

    Air Quality Services Program. The Company offers a variety of specialized assessment and control services in the areas of air toxins and volatile organic compounds (VOC) through a joint marketing agreement with Environmental Quality Management, Inc., a firm of experienced air quality and environmental professionals. Air quality services include Compliance Order and Notice of Violation responses, air quality audits, emission inventory plans and reports, air toxins and VOC control equipment, and carcinogenic and health risk assessment and Right-to-Know reporting. The latest air emission dispersion models and health impact analysis information are utilized for air impact assessment.

REMEDIATION TECHNOLOGIES

  GTI has substantial experience in the commercialization and practical field application of new and existing technologies for the treatment of hazardous wastes and uses many technologies to restore contaminated groundwater, soils and air to acceptable standards. The primary approaches used by the Company-- physical, chemical, biological and thermal--are usually used for on-site and in situ treatment. These techniques are often used in combination to achieve desired results.

  Physical treatments include those technologies that physically impact the contaminants and the media, and include air stripping, vapor extraction and air sparging. Air stripping involves pumping contaminated groundwater through either a stripping tower or an air stripper system, which increases the evaporation rate of hydrocarbon contaminants. Air flows through the unit countercurrent to the water flow, "stripping" off the dissolved hydrocarbons at an increased rate. A number of states permit stripped-off vapor to be discharged into the air. In the catalytic conversion process, the stripped-off contaminant is passed over a catalyst and heated to a high temperature so that the contaminant is broken down into its non-toxic components.

  Soil vapor extraction is the removal of volatile organic compounds by induced air flow. The air flow is induced by the application of a vacuum to subsurface soils and may be enhanced by the simultaneous injection of air. An important part of vapor extraction is treating the extracted contaminants.

  Air sparging is a process for treating soils and groundwater below the water table by injecting air into the formation under pressure. The air displaces the water in the soil and volatilizes the organic compounds present. These compounds are then carried by the air stream out of the water table into the soil above the water table, where they are captured by a vapor extraction system.

  In situ bioremediation involves treating contaminated soil and groundwater by adding an oxygen source and nutrients into the aquifer, where naturally occurring bacteria biochemically break down the contaminants into non-toxic materials. The added oxygen and nutrients enhance the population natural bacteria which normally feed on contaminants. By stimulating the growth of selected bacteria, soil and groundwater quality is restored to acceptable levels. GTI's bioremediation, or Enhanced Natural Degradation (END(TM)), process is directed at the job site by the Company's bioremediation laboratory, which performs the biochemical culture work. The treatability laboratory, currently located in California, is under the direction of experienced microbiologists who participate directly in the field work.

  Thermal treatment technologies take a number of forms. The principal form of this technology used by the Company has been thermal desorption, which uses heat to remove volatile compounds from a waste without oxidation of the compounds. The Company has used steam injection and hot air injection to enhance soil vapor extraction techniques on selected sites. GTI is also exploring the use of co-burning of coal tar impacted soils.

  The Company is also exploring potential soil treatment capabilities under exclusive rights to proprietary fungal technology, which is presently directed at the degradation of complex organics, hydrocarbon refining, wood-treating utility (coal gasification) and chemical manufacturing industries.

CUSTOMERS AND MARKETING

  The Company provides services to a broad range of customers, including petroleum companies, industrial companies, government agencies and international customers. The Company also works with a number of engineering and consulting firms in both the private and public sectors that manage projects requiring the Company's services. Although historically most work performed for the petroleum companies was at the retail service station level, the Company has increased its presence at bulk terminals, refineries, pipelines and exploration and production facilities. The Company's three largest petroleum customers accounted for approximately 14% of the Company's gross revenue in fiscal year 1995, and the loss of these petroleum customers could have an adverse effect on the Company's business.

  Industrial customers principally include large companies in the chemicals, manufacturing, electronics, real estate and transportation industries. In the public sector, the Company's principal customers are federal government agencies, including the Department of Defense and the U.S. Army Corps of Engineers, and other federal and state agencies.

  Most of the Company's jobs are performed for repeat customers, and in the case of the large petroleum companies, pursuant to year-to-year, non-exclusive national buying contracts. There are no minimum purchase requirements associated with these contracts. No single customer accounted for more than 10% of the Company's gross revenues.

  Although GTI relies on repeat customers and work generated through referrals and seminar appearances for a significant portion of its new business, the Company maintains a dedicated sales force. At the end of fiscal year 1995, the Company had 32 professionals dedicated to sales, and it has a National Accounts Program to develop and maintain long-term relationships with customers. In addition, the Company has instituted an extensive training and marketing program featuring internal and external seminars and a comprehensive sales incentive plan. The Company is focusing its direct sales and marketing efforts towards retaining its position in the retail petroleum market and achieving continued growth in the upstream petroleum, industrial, government and international markets.

PERSONNEL

  As of April 29, 1995, the Company had 1,652 employees. Of these 1,037 are skilled professionals (geologists, hydrogeologists, engineers, chemists and environmental scientists) who perform services in the field, 198 are engaged in the Company's laboratory operations, 32 in sales, and 385 in administrative support, financial, legal and accounting functions.

  The soil and groundwater remediation services market is very competitive and requires highly skilled, experienced technical and management personnel. The Company's ability to remain competitive is partially dependant on its ability to attract and retain qualified personnel. None of the Company's employees are represented by a labor organization. The Company considers its relations with its employees to be satisfactory.

COMPETITION AND SEASONAL FACTORS

  The markets in which the Company competes are very competitive. In each specific service area of its business the Company competes with many engineering and consulting firms that are both larger and smaller than the Company, although no firm currently dominates any significant portion of those services. The Company competes primarily on the basis of differentiated service quality, reputation, expertise, geographic location and, to a lessor extent, price.

  Although demand for the Company's services are not strictly seasonal, due primarily to more holidays and inclement weather conditions, the Company's third quarter operating results are generally lower in comparison to other quarters.

POTENTIAL LIABILITY AND INSURANCE

  A majority of the Company's net revenue is derived from work involving hazardous materials, toxic wastes and other pollutants that present significant risks of liability for environmental damage, personal injury, fines and costs imposed by regulatory agencies. Although liabilities arising from environmental regulations are more directly applicable to the Company's customers, these regulations, under certain circumstances, could impose liability on the Company, and these liabilities can be joint and several where other parties are involved. Although the Company does not believe its services generally fall within any of these categories, when the Company's remedial activities at any site involve the treatment, storage or disposal of hazardous waste, it must adhere to the permitting and substantive requirements of these regulations. GTI, through its in situ and on-site capabilities, attempts to minimize for its customers the need to transport hazardous substances. When transportation is required, the customers themselves generally arrange for the disposal of the hazardous substances. In certain circumstances, however, the Company may for certain customers subcontract for the transportation and disposal of the hazardous substances to treatment, storage or disposal facilities.

  The non-environmental liabilities associated with the Company's services also involve a significant degree of risk. In addition, a substantial number of the Company's contracts with its customers require the Company to indemnify the customer for claims, damages or losses for personal injury or property damage relating to the Company's performance of the contracts, unless such injury or damage is the result of the customer's negligent or willful acts or omissions.

  GTI maintains health and safety and quality assurance/quality control programs to reduce the risk of potential damage to persons and property, as well as other losses. During the fiscal year ended April 29, 1995, the Company maintained its environmental impairment liability coverage with its professional liability coverage under one policy. While the Company believes it operates safely and prudently, there are various exclusions under its insurance policies and there can be no assurance that all possible liabilities that may be incurred by the Company are covered by its insurance or that the dollar amount of such liabilities will not exceed the Company's policy limits. Further, the cost and limited availability of insurance has resulted in the Company's use of self-insurance under certain policies. Management believes an adequate level of insurance coverage has been provided.

 PATENTS AND PUBLICATIONS

  GTI believes that its intellectual property and know-how are important to its business and have been established by the Company through its technical expertise, understanding of regulations, skill in the design and implementation of treatment processes, and investment in technology development. The Company may also seek patent protection for key technologies where appropriate. The Company has been notified that a patent for "Container and Package for Transporting Temperature Sensitive Samples" will soon issue to its subsidiary, GTEL Environmental Laboratories, Inc., for its innovative shipping container and packaging for soil and groundwater samples.

  The Company's personnel have published numerous texts and professional papers and frequently give presentations and seminars on soil and groundwater restoration. Many of the Company's employees are nationally recognized as leaders in soil and groundwater restoration from hydrocarbon contamination.

ITEM 2. PROPERTIES

  The Company's executive offices are located in a 42,015 square foot office leased in Norwood, Massachusetts, a suburb of Boston. The term of the Company's lease for this office space expires July 31, 2002.

  The Company owns two buildings--a 15,540 square foot, one-story brick and concrete building in Wichita, Kansas, which houses a laboratory, and a 6,050 square foot, two-story building in Kingsgrove, Australia, which houses consulting and administrative staff. The Company leases space for offices and warehouses in 66 cities in the United States, Canada, the United Kingdom, Australia, New Zealand, The Netherlands and Italy. Sizes of leased space range from 150 square feet to 42,000 square feet. Lease terms for offices typically range from one to seven years.

  The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to a number of claims and lawsuits incidental to the ordinary conduct of its business. Based upon analyses of the facts underlying these matters and upon discussions with counsel, management does not believe that the outcome of any or all of these matters will have a material adverse effect upon its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ended April 29, 1995.

                       EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company are listed below:

Walter C. Barber.............  54 Chairman of the Board, President, and Chief
                                   Executive Officer
Wendell W. Lattz.............  43 Senior Vice President of Operations
Frank J. Gorry...............  44 Vice President and General Manager, Industrial
                                   Division
J. Steven Paquette...........  41 Vice President, and President, Groundwater
                                   Technology Government Services, Inc.
Robert E. Sliney, Jr. .......  45 Vice President, Treasurer and Chief Financial
                                   Officer
Guy Sylvester................  39 Vice President and General Manager, GTEL
                                   Environmental Laboratories, Inc.
Glenn V. Batchelder..........  34 Vice President of Sales and Marketing
Catherine L. Farrell.........  50 Vice President, General Counsel and Secretary

  Walter C. Barber joined the Company in 1989 as President, Chief Executive Officer and Director, and in 1993 he was elected as Chairman of the Board. Prior to joining the Company, from 1983 to 1989, Mr. Barber was Vice President of Environmental Management and Administration of Chemical Waste Management Inc., a hazardous waste management services company. Previously, Mr. Barber was Director of Research and Technology Development for the Uranium Mill Tailings Project of Jacobs Engineering Group, Inc., an engineering and construction firm. Mr. Barber was also an executive with the U.S. Environmental Protection Agency, holding positions as its Acting Administrator, as Director of the Office of Air Quality Planning and Standards and as Director of the Standards and Regulations Division.

  Wendell W. Lattz joined the Company in 1991 as Vice President and Regional General Manager of the Southern Region, and he currently serves as Senior Vice President of Operations. Prior to joining the Company, from 1985 to 1991, Mr. Lattz was General Manager of Chemical Waste Management of Indiana, Inc., a hazardous waste landfill treatment and disposal company.

  Frank J. Gorry joined the Company in 1993 as Program Director of the Company's National Industry Division, and he currently serves as General Manager of the Industrial Division. Prior to joining the Company, from 1987 to 1993, Mr. Gorry was Manager, Environmental Services Division, and then Vice President, Remediation and Groundwater Field Services, of International Technology Corporation, an environmental consulting and remediation company. Mr. Gorry was also an engineer and on-site coordinator with the U.S. Environmental Protection Agency.

  J. Steven Paquette joined the Company in February 1993 as Vice President, and President of Groundwater Technology Government Services, Inc., a subsidiary of the Company. Prior to joining the Company, from 1987 to 1990, he served as Vice President--Eastern Operations, and from 1990 to 1992, he served as Senior Vice President and Northeast Division Manager, for CDM Federal Programs Corporation, a wholly-owned subsidiary of Camp Dresser & McKee, Inc., a provider of environmental engineering and consulting services to agencies and departments of the federal government.

  Robert E. Sliney, Jr. joined the Company in 1992 as Vice President, Treasurer and Chief Financial Officer. Prior to joining the Company, from 1985 to 1992, he served as Controller and then Vice President and Chief Financial Officer of Signal Technology Corporation, a component manufacturer in defense electronics. From 1975 to 1985, Mr. Sliney was employed by the public accounting firm of Coopers and Lybrand.

  Guy Sylvester joined the Company in 1993 as Vice President and General Manager of GTEL Environmental Laboratories, Inc., a subsidiary of the Company. Prior to joining the Company, from 1991 to 1993, Mr. Sylvester served as a General Manager for National Environmental Testing, Inc., an analytical laboratory company. From 1988 to 1991, Mr. Sylvester was employed by Med-Tox Associates, Inc., an environmental laboratory company, where he was a Vice President responsible for the environmental laboratory business in California.

  Glenn V. Batchelder joined the Company in 1986 as a project engineer and currently serves as Vice President of Sales and Marketing. Mr. Batchelder has served the Company in several capacities, including Manager of the Company's former ORS Environmental Equipment Division from 1992 until its sale in 1994, Vice President of Engineering from 1989 to 1992, and District Manager from 1986 to 1989.

  Catherine L. Farrell joined the Company in 1992 as Vice President, General Counsel and Secretary. Prior to joining the Company, from 1988 to 1992, Ms. Farrell served as General Counsel to the Massachusetts Water Resources Authority, a state authority providing sewer and water services. From 1984 to 1988, Ms. Farrell served as corporate counsel for the New England Division of Federated Department Stores, Inc., a holding company for several retail clothing chains. Previously, Ms. Farrell served as an attorney with the U.S. Environmental Protection Agency and the Massachusetts Attorney General's Office.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Information with respect to this item may be found in the section captioned "Price Range of Common Stock" appearing on the inside front cover of the Annual Report to Stockholders for the fiscal year ended April 29, 1995. Such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  Information with respect to this item may be found in the section captioned "Financial Highlights" appearing on the inside front cover of the Annual Report to Stockholders for the fiscal year ended April 29, 1995. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Information with respect to this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 12 through 14 of the Annual Report to Stockholders for the fiscal year ended April 29, 1995. Such information is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Consolidated financial statements of the Company at April 29, 1995 and April 30, 1994, and for each of the three years in the period ended April 29, 1995, and the independent auditor's report, on pages 14 through 24, and the Company's unaudited quarterly financial data for the two years in the period ended April 29, 1995, appearing on page 24 of the Annual Report to Stockholders for the fiscal year ended April 29, 1995, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to this item, other than the information appearing in Part I hereof in "Executive Officers", may be found in the section captioned, "Election of Directors" in the Company's definitive Proxy Statement in connection with the 1995 Annual Meeting of Stockholders to be held on September 19, 1995. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information with respect to this item may be found in the section captioned, "Executive Compensation" in the Company's definitive Proxy Statement in connection with the 1995 Annual Meeting of Stockholders to be held on September 19, 1995. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to this item may be found in the sections captioned, "Share Ownership of Principal Holders and Management" and "Election of Directors" in the definitive Proxy Statement in connection with the 1995 Annual Meeting of Stockholders to be held on September 19, 1995. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to this item may be found in the section captioned, "Executive Compensation" in the definitive Proxy Statement in connection with the 1995 Annual Meeting of Stockholders to be held on September 19, 1995. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements. The financial statements listed in the accompanying Index to Financial Statements and financial statement schedules are incorporated herein by reference to the 1995 Annual Report to Stockholders.

  (2) Financial Statement Schedules. The financial statement schedules listed in the accompanying index to financial statements and financial statement schedules are filed as part of this annual report.

  (3) List of Exhibits.

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
  3.01   Restated Certificate of Incorporation (filed as Exhibit 3.01 to
          Quarterly Report on Form 10-Q for the period ended October 29, 1994 with the Securities and Exchange Commission and incorporated herein by reference).
  3.02   By-Laws, as amended.
 10.01*  Amended and Restated 1986 Employee Stock Purchase Plan, as amended.
 10.02*  Amended and Restated 1986 Employee Stock Purchase Plan Enrollment Form
          (filed as Exhibit 10.02 to Annual Report on Form 10-K for the year ended April 30, 1994 with the Securities and Exchange Commission and incorporated herein by reference).

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
 10.03*  1987 Stock Plan, as amended (filed as Exhibit 10.05 to Annual Report on Form 10-K for the year ended May 2, 1992 with the Securities and
          Exchange Commission and incorporated herein by reference).
 10.04*  Form of Incentive Stock Option Agreement under the Company's 1987
          Stock Plan (filed as Exhibit 10.06 to Annual Report on Form 10-K for the year ended April 29, 1989 with the Securities and Exchange
          Commission and incorporated herein by reference).
 10.05*  Form of Non-qualified Stock Option Agreement under the Company's 1987
          Stock Plan (filed as Exhibit 10.05 to Annual Report on Form 10-K for the year ended May 2, 1993 with the Securities and Exchange
          Commission and incorporated herein by reference).
 10.06*  1988 Non-Employee Director Stock Option Plan, as amended (filed as
          Exhibit 10.08 to Annual Report or Form 10-K for the year ended May 2,
          1992 with the Securities and Exchange Commission and incorporated herein by reference).
 10.07*  Form of Option Agreement under the Company's 1988 Non-Employee
          Director Stock Option Plan (filed as Exhibit 4.2 to Registration
          Statement No. 33-27781 on Form S-8 and incorporated herein by reference).
 10.08*  1995 Director Stock Option Plan.
 10.09*  Form of Option Agreement under the Company's 1995 Director Stock
          Option Plan.
 10.10*  Retirement Savings Plan of the Company, as amended. (filed as Exhibit
          10.10 to Annual Report on Form 10-K for the year ended May 2, 1993 with the Securities and Exchange Commission and incorporated herein by reference).
 10.11*  Amendment to Retirement Savings Plan of the Company.
 10.12   Lease for 100 River Ridge Drive, Norwood, Massachusetts (filed as
          Exhibit 10.15 to Annual Report on Form 10-K for the year ended May 2,
          1992 with the Securities and Exchange Commission and incorporated herein by reference).
 10.13   Third Amendment to Lease for 100 River Ridge Drive, Norwood,
          Massachusetts.
 10.14*  Profit Sharing Plan.
 13      Portions of Annual Report to Stockholders for fiscal year ended April
          29, 1995 incorporated by reference into items 5, 6, 7, and 8 of this
          Form 10-K pursuant to Item 601(b)(13)(ii) of Regulation S-K.
 21      Subsidiaries of the Company.
 23      Consent of Independent Auditors.
 27      Financial Data Schedule.

- --------
* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

  (b) Reports on Form 8-K. None.

  (c) Exhibits. The Company hereby files as exhibits to this Annual Report on Form 10-K those exhibits listed in Item 14(a)(3) above.

  (d) Financial Statement Schedules. The response to this portion of Item 14 is submitted as a separate section of this report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Groundwater Technology, Inc.


                                          By        /s/ Walter C. Barber
                                             ----------------------------------
                                                      WALTER C. BARBER
                                             CHAIRMAN OF THE BOARD, PRESIDENT,
                                                AND CHIEF EXECUTIVE OFFICER

July 27, 1995

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURES                        TITLE                DATE
              ----------                        -----                ----

         /s/ Walter C. Barber           Chairman of the         July 27, 1995
- --------------------------------------   Board, President,
           WALTER C. BARBER              and Chief Executive
                                         Officer (Principal
                                         Executive Officer)

      /s/ Robert E. Sliney, Jr.         Vice President,         July 27, 1995
- --------------------------------------   Chief Financial
        ROBERT E. SLINEY, JR.            Officer, and
                                         Treasurer
                                         (Principal
                                         Financial Officer
                                         and Principal
                                         Accounting Officer)

           /s/ Bayard Henry             Director                July 27, 1995
- --------------------------------------
             BAYARD HENRY

         /s/ Allan S. Bufferd           Director                July 27, 1995
- --------------------------------------
           ALLAN S. BUFFERD

       /s/ Robert P. Schechter          Director                July 27, 1995
- --------------------------------------
         ROBERT P. SCHECHTER

                        INDEX TO FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULES
                           (ITEM 14(A), (1) AND (2))

                                                               PAGE REFERENCE
                                                              -----------------
                                                                      ANNUAL
                                                                    REPORT TO
                                                              10-K STOCKHOLDERS
                                                              ---- ------------
CONSOLIDATED FINANCIAL STATEMENTS:
  Report of Independent Auditors.............................            14
  Consolidated Statements of Operations for each of the three
   years in the period ended April 29, 1995..................            15
  Consolidated Balance Sheets at April 29, 1995 and April 30,
   1994......................................................            16
  Consolidated Statements of Stockholders' Equity for each of
   the three years in the period ended April 29, 1995........            17
  Consolidated Statements of Cash Flows for each of the three
   years in the period ended April 29, 1995..................            18
  Notes to Consolidated Financial Statements.................         19-24
SUPPLEMENTARY FINANCIAL INFORMATION:
  Selected Quarterly Financial Data (unaudited)..............            24
CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:
  Schedule VIII--Valuation and Qualifying Accounts...........  14

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and, therefore, have been omitted.

  The Consolidated Financial Statements of Groundwater Technology, Inc. which are included in the 1995 Annual Report to Stockholders are incorporated by reference in Item 8.

                          GROUNDWATER TECHNOLOGY, INC.

                                 SCHEDULE VIII

                       VALUATION AND QUALIFYING ACCOUNTS

           YEARS ENDED MAY 1, 1993, APRIL 30, 1994 AND APRIL 29, 1995

                                 (IN THOUSANDS)

                                                                 ALLOWANCE FOR
                                                               DOUBTFUL ACCOUNTS
                                                               AND CREDIT MEMOS
                                                               -----------------
Balance at 05/02/92...........................................      $4,270
Deductions (A)................................................        (689)
                                                                    ------
Balance at 05/01/93...........................................       3,581
Deductions (B)................................................        (336)
                                                                    ------
Balance at 04/30/94...........................................       3,245
Deductions (B)................................................        (145)
                                                                    ------
Balance at 04/29/95...........................................      $3,100
                                                                    ======

- --------
(A) Reduction in allowance based on lower levels of accounts receivable
(B) Amounts written off

                               INDEX TO EXHIBITS
                                (ITEM 14 (A)(3))

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
   3.01  Restated Certificate of Incorporation (filed as Exhibit 3.01 to
          Quarterly Report on Form 10-Q for the period ended October 29, 1994 with the Securities and Exchange Commission and incorporated herein by reference).
   3.02  By-Laws, as amended.
  10.01  Amended and Restated 1986 Employee Stock Purchase Plan, as amended.
  10.02  Amended and Restated 1986 Employee Stock Purchase Plan Enrollment Form
          (filed as Exhibit 10.02 to Annual Report on Form 10-K for the year ended April 30, 1994 with the Securities and Exchange Commission and incorporated herein by reference).
  10.03  1987 Stock Plan, as amended (filed as Exhibit 10.05 to Annual Report on Form 10-K for the year ended May 2, 1992 with the Securities and
          Exchange Commission and incorporated herein by reference).
  10.04  Form of Incentive Stock Option Agreement under the Company's 1987
          Stock Plan (filed as Exhibit 10.06 to Annual Report on Form 10-K for the year ended April 29, 1989 with the Securities and Exchange
          Commission and incorporated herein by reference).
  10.05  Form of Non-qualified Stock Option Agreement under the Company's 1987
          Stock Plan (filed as Exhibit 10.05 to Annual Report on Form 10-K for the year ended May 2, 1993 with the Securities and Exchange
          Commission and incorporated herein by reference).
  10.06  1988 Non-Employee Director Stock Option Plan, as amended (filed as
          Exhibit 10.08 to Annual Report or Form 10-K for the year ended May 2,
          1992 with the Securities and Exchange Commission and incorporated herein by reference).
  10.07  Form of Option Agreement under the Company's 1988 Non-Employee
          Director Stock Option Plan (filed as Exhibit 4.2 to Registration
          Statement No. 33-27781 on Form S-8 and incorporated herein by reference).
  10.08  1995 Director Stock Option Plan.
  10.09  Form of Option Agreement under the Company's 1995 Director Stock
          Option Plan.
  10.10  Retirement Savings Plan of the Company, as amended, (filed as Exhibit
          10.10 to Annual Report on Form 10-K for the year ended May 2, 1993 with the Securities and Exchange Commission and incorporated herein by reference).
  10.11  Amendment to Retirement Savings Plan of the Company.
  10.12  Lease for 100 River Ridge Drive, Norwood, Massachusetts (filed as
          Exhibit 10.15 to Annual Report on Form 10-K for the year ended May 2,
          1992 with the Securities and Exchange Commission and incorporated herein by reference).
  10.13  Third Amendment to Lease for 100 River Ridge Drive, Norwood,
          Massachusetts.
  10.14  Profit Sharing Plan.
  13     Portions of Annual Report to Stockholders for fiscal year ended April
          29, 1995 incorporated by reference into items 5, 6, 7, and 8 of this
          Form 10-K pursuant to Item 601(b)(13)(ii) of Regulation S-K.

 EXHIBIT
 NUMBER       DESCRIPTION OF EXHIBIT
 -------      ----------------------
   21    Subsidiaries of the Company.
   23    Consent of Independent Auditors.
   27    Financial Data Schedule.