Form 10-Q
period 1995-07-29
GROUNDWATER TECHNOLOGY INC
filed 1995-09-11
CIK 795579

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                   FORM 10-Q

(Mark  One)

   x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
______   EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 1995

                                       OR

______   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

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

Registrant's Telephone Number, Including Area Code: (617) 769-7600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x    No
                                      ------    -----

At September 7, 1995 the registrant had issued and outstanding an aggregate of 6,906,392 shares of its common stock.

                         GROUNDWATER TECHNOLOGY, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                                                  PAGE NUMBER
------    ---------------------                                                                  -----------
Item 1    Financial Statements

          Consolidated Balance Sheets
           July 29, 1995 (Unaudited) and April 29, 1995...........................................  1-2

          Consolidated Statements of Operations
           Thirteen weeks ended July 29, 1995 (Unaudited) and July 30, 1994 (Unaudited)...........    3

          Consolidated Statements of Cash Flows
           Thirteen weeks ended July 29, 1995 (Unaudited) and July 30, 1994 (Unaudited)...........    4

          Notes to Consolidated Financial Statements (Unaudited)..................................    5

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations...  6-8


PART II   OTHER INFORMATION
-------   -----------------

Item 6    Exhibits and Reports on Form 8-K........................................................    9

          Signatures..............................................................................   10

Item 1.  Financial Statements

                         GROUNDWATER TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                           July 29,  April 29,
                                                                            1995      1995
                                                                          --------  ---------
                                                                         (Unaudited)
ASSETS

Current Assets
 Cash and cash equivalents                                                $  5,692   $ 10,747
 Marketable securities                                                      18,351     15,173
 Accounts receivable, less allowances of $3,084 at July 29, 1995
   and $3,100 at April 29, 1995                                             45,779     46,139
 Unbilled revenues                                                          19,313     21,172
 Other current assets                                                        7,044      7,072
                                                                          --------   --------
   Total Current Assets                                                     96,179    100,303

Property, plant and equipment, net                                          13,245     14,193

Other assets, net of accumulated amortization of $400 at July 29, 1995
   and $339 at April 29, 1995                                                7,104      6,249
                                                                          --------   --------
                                                                          $116,528   $120,745
                                                                          ========   ========



The accompanying notes are an integral part of the financial statements.

                         GROUNDWATER TECHNOLOGY, INC.


                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                   July 29,   April 29,
                                                                     1995        1995
                                                                   ---------  ----------
                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                                  $  7,768    $ 10,989
 Accrued salaries and benefits                                        4,009       4,441
 Other accrued liabilities                                            7,689       8,050
 Income taxes payable                                                    24         495
                                                                   --------    --------
   Total Current Liabilities                                         19,490      23,975

Stockholders' Equity
 Preferred stock, $.01 par value, 1,000,000 shares authorized,
   none issued                                                           --          --
 Common stock, $.01 par value, 25,000,000 authorized, 8,078,748
   issued at July 29, 1995 and at April 29, 1995, respectively           80          80
 Capital in excess of par value                                      54,315      54,315
 Retained earnings                                                   61,475      60,980
 Treasury stock, at cost, 1,172,356 shares at July 29, 1995 and
   1,145,116 at April 29, 1995                                      (17,681)    (17,353)
 Cumulative currency translation adjustment                          (1,151)     (1,252)
                                                                   --------    --------
   Total Stockholders' Equity                                        97,038      96,770
                                                                   --------    --------
                                                                   $116,528    $120,745
                                                                   ========    ========



The accompanying notes are an integral part of the financial statements.

                         GROUNDWATER TECHNOLOGY, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                     Thirteen weeks ended
                                                    ----------------------
                                                     July 29,    July 30,
                                                       1995        1994
                                                    ----------  ----------

Gross revenue                                         $46,063    $ 45,911
Cost of subcontracted services                         15,010      15,366
                                                      -------    --------

Net revenue                                            31,053      30,545

Cost of net revenue                                    21,280      19,056
                                                      -------    --------

Gross profit                                            9,773      11,489

Selling, general and administrative expenses           (9,557)    (10,026)
Licenses and other income                                 153         108
                                                      -------    --------

Income before investment and other income                 369       1,571
Investment and other income, net                          313         312
                                                      -------    --------

Income before provision for income taxes                  682       1,883
Provision for income taxes                                270         744
                                                      -------    --------

Net income                                            $   412    $  1,139
                                                      =======    ========

Earnings per common share                                $.06        $.16
                                                      =======    ========

Shares used to compute earnings per common share        6,932       7,179
                                                      =======    ========




The accompanying notes are an integral part of the financial statements.

                          GROUNDWATER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                    Thirteen weeks ended
                                                                                   ----------------------
                                                                                    July 29,    July 30,
                                                                                      1995        1994
                                                                                   ----------  ----------
Cash Flows From Operating Activities
 Net income                                                                          $   412     $ 1,139
 Adjustments to reconcile net income  to net cash used in operating activities:
   Depreciation and amortization                                                       1,859       2,048
   Deferred income taxes                                                                (260)        339
 Changes in operating assets and liabilities:
   Accounts receivable                                                                 2,219      (7,507)
   Other current assets                                                                  288          52
   Other assets                                                                         (126)         --
   Accounts payable                                                                   (3,221)       (721)
   Accrued salaries and benefits                                                        (432)        949
   Other accrued liabilities                                                            (365)     (1,521)
   Income taxes payable                                                                 (471)        566
                                                                                     -------     -------

Net Cash used in Operating Activities                                                    (97)     (4,656)

Cash Flows From Investing Activities
   Expenditures for property, plant and equipment                                     (1,097)     (1,165)
   Purchase of marketable securities                                                  (3,003)       (450)
   Sale of marketable securities                                                          --       4,798
   Other                                                                                (343)     (1,365)
                                                                                     -------     -------

Net Cash (used in) provided by Investing Activities                                   (4,443)      1,818

Cash Flows From Financing Activities
   Purchase of treasury stock                                                           (893)       (203)
   Proceeds of stock under employee stock purchase plans                                 277         205
                                                                                     -------     -------

Net Cash (used in) provided by  Financing Activities                                    (616)          2

Effect of Exchange Rate Changes on Cash and Cash Equivalents                             101          93
                                                                                     -------     -------

Decrease in Cash and Cash Equivalents                                                 (5,055)     (2,743)

 Cash and Cash Equivalents at Beginning of Fiscal Year                                10,747       4,909
                                                                                     -------     -------

Cash and Cash Equivalents at End of Period                                           $ 5,692     $ 2,166
                                                                                     =======     =======


Non-Cash Investing Activities:
 Reissued $180,000 of Treasury Stock related to a prior acquisition.



The accompanying notes are an integral part of the financial statements.

                          GROUNDWATER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)



NOTE 1. Consolidated Financial Statements

  The consolidated balance sheet as of July 29, 1995 and the related consolidated statements of operations for the thirteen weeks ended July 29, 1995 and July 30, 1994, and the related consolidated statements of cash flows for the thirteen weeks ended July 29, 1995 and July 30, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at July 29, 1995 and for all periods presented have been made.


  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested this information be read in conjunction with the Annual Report on Form 10-K for fiscal year ended April 29, 1995 (SEC File No. 0-15067). The results of operations for the period ended July 29, 1995 are not necessarily indicative of the operating results for the year.

                          GROUNDWATER TECHNOLOGY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

  The Company's services are primarily related to the assessment and remediation of contaminated soil and groundwater for customers in a variety of industries
and for federal and state governments.   The demand for the Company's services
is a result of governmental regulation and enforcement related to hazardous contaminants in the environment and public awareness of environmental issues.

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

  Net revenue includes fees billed for services provided directly by the Company, fees charged by the Company for arranging and managing subcontractor services, and fees for laboratory services. Cost of net revenue includes professional salaries incurred in rendering services to customers, other direct labor, purchases of equipment and materials and certain direct and indirect overhead costs. Selling, general and administrative expenses include management salaries, facility costs, and clerical and administrative overhead. License and other income includes license and royalty income earned on the Company's intellectual property and income from direct equity investments in the environmental industry.

  The Company's operating results may fluctuate from quarter to quarter.
Factors influencing such variations include: spending decisions by major customers, delays in the release of committed projects, modifications of delivery orders issued by contracting government entities, and holidays and vacation time which limit the amount of time Company personnel and subcontracted services have in the field.

  The Company ended the first quarter with 59 consulting offices and four laboratories in 31 states and 6 foreign countries. Additionally, the Company's joint venture with a German company had offices in Germany, Austria and Hungary. Total employees as of July 29, 1995 was 1,568 as compared to 1,652 as of April 29, 1995 and 1,587 as of July 30, 1994.

  In the first quarter of fiscal 1996, the Company determined that a captive laboratory does not provide a strategic advantage to either the Company or GTEL, the analytical laboratory business, and is pursuing divestiture options. The Company has no specific plan for divesting the laboratory at this time.

  Gross revenue increased to $46.1 million for the first quarter of fiscal 1996, compared to gross revenue of $45.9 million for the same period last year and decreased 4% from $47.8 million in the fourth quarter of fiscal 1995. Net revenue increased 2% to $31.1 million for the three month period, compared to $30.5 million for the corresponding period last year, and decreased 6% from $32.9 million in the previous quarter. Laboratory revenues were down 16% from the first quarter of fiscal 1995 primarily due to the decrease in lab sample volume. Overall billable hours for the Company increased 5% as compared to the corresponding period last year but decreased 5% from the fourth quarter of fiscal 1995. The Company experienced a decrease in work from petroleum customers in the first quarter of fiscal 1996, which primarily reflected the funding reductions in reimbursement programs in Michigan and Florida during the first quarter. The Company continued to see increases in work received from commercial/industrial customers as well as government customers.

  Gross profit for the three months ended July 29, 1995 was $9.8 million, a decrease of 15% compared to $11.5 million for the same quarter last year and a decrease o f 18% compared to $12.0 million for the previous quarter. As a percentage of net revenue, gross profit for the three months ended July 29, 1995 was 32% compared to 38% for the same period in fiscal 1995 and 37% for the previous quarter. Headcount increased faster than the growth in revenues in the first quarter of fiscal 1996 as a result of acquisitions in fiscal 1995. Increased labor and benefit expenses in the first quarter of fiscal 1996 accounted for approximately $2.0 million of the $2.2 million increase in cost of net revenue, as compared to the same quarter of the prior year. Headcount adjustments were made in the first quarter of fiscal 1996 but underutilized labor salaries and approximately $350,000 in severance costs during the quarter reduced gross profits. The reclassification of approximately $390,000 of certain overhead costs from selling, general and administrative expenses related to the costs of subcontracted services also negatively impacted gross profits. Gross profit was also impacted by the performance of GTEL, the analytical laboratory business. GTEL incurred a loss of $290,000 in the first quarter of fiscal 1996 compared to a profit of $244,000 in the same period last year.

  Selling, general and administrative expenses were $9.6 million, or 31% of net revenue, in the three months ended July 29, 1995 compared to $10.0 million, or 33% of net revenue, in the same period of the prior year. In fiscal 1996, the Company has reclassified approximately $390,000 of certain costs from selling, general and administrative expenses to costs of subcontracted services to more appropriately classify overhead costs related to the processing and management of rebillable activities. In addition, approximately $128,000 of severance costs related to the downsizing of headcount in the first quarter of fiscal 1996 increased operating expenses.

  License and other income was $153,000 in the first quarter ended July 29, 1995 compared to $108,000 for the same period of the prior year. Other income in the first quarter of fiscal 1996 was positively impacted by a $40,000 increase in royalty income from Kurita Water Industries Ltd., of Japan, in connection with an exclusive technology license agreement.

  Investment and other income, net, was $313,000 in the first quarter of fiscal 1996 compared to $312,000 in the first quarter of fiscal 1995.

  The Company's effective tax rate was 39.5% for both the three months ended July 29, 1995 and the three months ended July 30, 1994.


Liquidity and Capital Resources
-------------------------------

  Cash and cash equivalents decreased $5.1 million in the three months ending July 29, 1995 from $10.7 million at April 29, 1995. Marketable securities increased $3.2 million during the same period. At July 29, 1995, the Company's primary source of liquidity was $24.0 million in cash, cash equivalents and marketable securities. The Company has no long-term borrowings.

  The Company used $97,000 in net cash to fund operating activities during the first three months of fiscal 1996. The use of cash to fund operating activities was principally due to the payout of accrued liabilities related to routine activities. The decrease in accounts receivable balances primarily reflects the decrease in revenues, as well as increased management of the collection of receivables. The Company used approximately $4.7 million to fund operating activities for the same period in fiscal 1995. The use of cash to fund operating activities for the period ended July 30, 1994 was primarily due to the increase in accounts receivables balances. At July 30, 1994, the centralization of invoicing, as well as credit and collection activities, while resulting in a more efficient and effective process long term, negatively impacted the timing of collections of the accounts receivable balances. At July 29, 1995, the Company's working capital increased to $76.7 million from $76.3 million at April 29, 1995. Total assets decreased to $116.5 million at July 29, 1995 from $120.7 million at April 29, 1995.

  Cash flows from investing activities were impacted by approximately $1.0 million of expenditures in property, plant and equipment that were made to upgrade the Company's computer, laboratory and rental equipment. The Company had no material commitments for capital expenditures as of July 29, 1995 and estimates spending for the remaining year to be approximately $4.5 million. The Company used cash to finance the purchase of $3.0 million of marketable securities during the three months ended July 29, 1995.

  Cash flows from financing activities were primarily impacted by the purchase of treasury stock. In August 1993, the Board of Directors authorized the Company to repurchase an aggregate of 2,173,500 shares of its common stock from time to time through open market purchases or privately negotiated transactions. The Company used cash to finance the purchase of 70,000 shares during the three months ended July 29, 1995.

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

                          GROUNDWATER TECHNOLOGY, INC.

                                    PART II



Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.) No exhibits are required to be filed herewith.

     b.) On a Form 8-K filed July 26, 1995 the Registrant reported a change in certifying accountants from Ernst & Young L.L.P. to Coopers &
         Lybrand L.L.P.

                          GROUNDWATER TECHNOLOGY, INC.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              GROUNDWATER TECHNOLOGY, INC.



Date:  September 11, 1995

                                                  /s/ Walter C. Barber
                                          --------------------------------------
                                                                Walter C. Barber
                                           President and Chief Executive Officer



Date:  September 11, 1995


                                                /s/ Robert E. Sliney, Jr.
                                          --------------------------------------
                                                           Robert E. Sliney, Jr.
                                                   Vice President, Treasurer and
                                                         Chief Financial Officer