Form 10-Q
period 1995-10-28
GROUNDWATER TECHNOLOGY INC
filed 1995-12-11
CIK 795579

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                     ------------------------------------

                                   FORM 10-Q

(Mark  One)

   x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ------
         EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 1995

                                      OR

 ______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x    No______
                                      ------

At December 7, 1995 the registrant had issued and outstanding an aggregate of 6,962,196 shares of its common stock.

                         GROUNDWATER TECHNOLOGY, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                                    PAGE NUMBER
------  ---------------------                                    -----------

Item 1 Financial Statements

         Consolidated Balance Sheets
           October 28, 1995 (Unaudited) and April 29,
           1995........................................................  1-2

         Consolidated Statements of Operations
           Thirteen weeks ended October 28, 1995
           (Unaudited) and October 29, 1994 (Unaudited)................    3

         Consolidated Statements of Operations
           Twenty-six weeks ended October 28, 1995
           (Unaudited) and October 29, 1994 (Unaudited)................    4

         Consolidated Statements of Cash Flows
           Twenty-six weeks ended October 28, 1995
           (Unaudited) and October 29, 1994 (Unaudited)................    5

         Notes to Consolidated Financial Statements
           (Unaudited).................................................    6

Item 2   Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............  7-9

PART II OTHER INFORMATION
------- -----------------

Item 4  Submission of Matters to a Vote of Security Holders............   10


Item 6  Exhibits and Reports on Form 8-K...............................   10

        Signatures.....................................................   11

Item 1.  Financial Statements

                          GROUNDWATER TECHNOLOGY, INC

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                         October 28,  April 29,
                                                            1995         1995
                                                         -----------  ----------
                                                         (Unaudited)
ASSETS

Current Assets
 Cash and cash equivalents                                  $  5,835    $ 10,747
 Marketable securities                                        20,487      15,173
 Accounts receivable, less allowances of $2,862 at
  October 28, 1995 and $3,100 at April 29, 1995               43,593      46,139
 Unbilled revenues                                            16,549      21,172
 Other current assets                                          7,569       7,072
                                                            --------    --------
   Total Current Assets                                       94,033     100,303

Property, plant and equipment, net                             8,271      14,193

Other assets, net of accumulated amortization of $461
 at October 28, 1995 and $339 at April 29, 1995                7,480       6,249
Net assets of discontinued laboratory operations, less
 allowance for operating losses                                4,800          --
                                                            --------    --------

                                                            $114,584    $120,745
                                                            ========    ========



The accompanying notes are an integral part of the financial statements.

                          GROUNDWATER TECHNOLOGY, INC.


                          CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)


                                                      October 28,    April 29,
                                                          1995         1995
                                                      ------------  -----------
                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                        $  5,216     $ 10,989
 Accrued salaries and benefits                              3,227        4,441
 Other accrued liabilities                                  8,958        8,050
 Income taxes payable                                          --          495
                                                         --------     --------
   Total Current Liabilities                               17,401       23,975

Stockholders' Equity
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized, none issued                                      --           --
 Common stock, $.01 par value, 25,000,000
  authorized, 8,078,748 issued at October 28, 1995
  and at April 29, 1995, respectively                          80           80
 Capital in excess of par value                            54,315       54,315
 Retained earnings                                         61,545       60,980
 Treasury stock, at cost, 1,171,090 shares at
  October 28, 1995 and 1,145,116 at April 29, 1995        (17,665)     (17,353)
 Cumulative currency translation adjustment                (1,092)      (1,252)
                                                         --------     --------
   Total Stockholders' Equity                              97,183       96,770
                                                         --------     --------
                                                         $114,584     $120,745
                                                         ========     ========



The accompanying notes are an integral part of the financial statements.

                          GROUNDWATER TECHNOLOGY, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                          Thirteen weeks ended
                                                          --------------------
                                                                            (1)
                                                     October 28,   October 29,
                                                            1995          1994
                                                         -------       -------

Gross revenue                                            $43,374       $45,738
Cost of subcontracted services                            15,912        17,908
                                                         -------       -------

Net revenue                                               27,462        27,830

Cost of net revenue                                       16,208        15,928
                                                         -------       -------

Gross profit                                              11,254        11,902

Selling, general and administrative expenses              (9,726)       (9,849)
Licenses and other income                                    215           163
                                                         -------       -------

Income from continuing operations before
 investment and other income                               1,743         2,216
Investment and other income, net                             260           317
                                                         -------       -------

Income from continuing operations before provision
 for income taxes                                          2,003         2,533
Provision for income taxes                                   827         1,048
                                                         -------       -------

Net income from continuing operations                      1,176         1,485
                                                         -------       -------

Income (loss) from discontinued laboratory
 operations, net of
 tax (expense)/benefit                                    (1,138)          269
                                                         -------       -------

Net Income                                               $    38       $ 1,754
                                                         =======       =======

Earnings (loss) per common share
 Income from continuing operations                           .17           .21
 Income (loss) from discontinued laboratory
  operations                                                (.16)          .04
                                                         -------       -------
Earnings per common share                                $   .01       $   .25
                                                         =======       =======

Shares used to compute earnings per common share           6,907         7,074
                                                         =======       =======


(1) Reflects reclassification of discontinued laboratory operations.

The accompanying notes are an integral part of the financial statements.

                          GROUNDWATER TECHNOLOGY, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                        Twenty-six weeks ended
                                                        ----------------------
                                                                            (1)
                                                     October 28,   October 29,
                                                            1995          1994
                                                        --------      --------

Gross revenue                                           $ 86,980      $ 88,258
Cost of subcontracted services                            32,200        34,385
                                                        --------      --------

Net revenue                                               54,780        53,873

Cost of net revenue                                       33,467        30,726
                                                        --------      --------

Gross profit                                              21,313        23,147

Selling, general and administrative expenses             (19,281)      (19,876)
Licenses and other income                                    375           271
                                                        --------      --------

Income from continuing operations before
 investment and other income                               2,407         3,542
Investment and other income, net                             567           629
                                                        --------      --------

Income from continuing operations before provision
 for income taxes                                          2,974         4,171
Provision for income taxes                                 1,190         1,710
                                                        --------      --------

Net income from continuing operations                      1,784         2,461
                                                        --------      --------

Income (loss) from discontinued laboratory
 operations, net of
 tax (expense)/benefit                                    (1,334)          431
                                                        --------      --------

Net Income                                              $    450      $  2,892
                                                        ========      ========

Earnings (loss) per common share
 Income from continuing operations                           .26           .35
 Income (loss) from discontinued laboratory
  operations                                                (.19)          .06
                                                        --------      --------
Earnings per common share                               $    .07      $    .41
                                                        ========      ========

Shares used to compute earnings per common share           6,919         7,123
                                                        ========      ========


(1) Reflects reclassification of discontinued laboratory operations.

The accompanying notes are an integral part of the financial statements.

                          GROUNDWATER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                        Twenty-six weeks ended
                                                        ----------------------
                                                      October 28,   October 29,
                                                             1995          1994
                                                         --------      --------

Cash Flows From Operating Activities
 Net income                                              $   450      $  2,892
 Adjustments to reconcile net
  income to net cash provided
  by (used in)
   operating activities:
      Depreciation and
       amortization                                        3,642         4,100
      Deferred income taxes                                 (880)           --
      Estimated  loss from
       discontinued operations                               100            --

Changes in operating assets
 and liabilities:
   Accounts receivable                                     4,919       (10,780)
   Other assets                                               39            51
   Accounts payable                                       (3,745)        2,466
   Accrued salaries and
    benefits                                              (1,203)          619
   Other accrued liabilities                                 766        (2,235)
   Income taxes payable                                     (495)          597
                                                         -------      --------

Net Cash provided by (used in)
 Operating Activities                                      3,593        (2,290)

Cash Flows From Investing
 Activities
   Expenditures for property,
    plant and equipment                                  (2,144)       (2,161)
   Purchase of marketable
    securities                                           (5,134)         (450)
   Sale of marketable
    securities                                               --         4,998
   Assets acquired net of cash                               --        (1,007)
   Other                                                   (788)          (27)
                                                        -------       -------

Net Cash (used in) provided by
 Investing Activities                                    (8,066)        1,353

Cash Flows From Financing
 Activities
   Purchase of treasury stock                              (893)       (2,735)
   Proceeds of stock under
    employee stock purchase
    plans                                                   293           230
                                                        -------      --------

Net Cash used in Financing
 Activities                                                (600)       (2,505)

Effect of Exchange Rate
 Changes on Cash and Cash
 Equivalents                                                161           220
                                                        -------      --------

Decrease in Cash and Cash
 Equivalents                                             (4,912)       (3,222)

Cash and Cash Equivalents at
 Beginning of Fiscal Year                                10,747         4,909
                                                        -------      --------

Cash and Cash Equivalents at
 End of Period                                          $ 5,835      $  1,687
                                                        =======      ========

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

                          GROUNDWATER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1. Consolidated Financial Statements
        ---------------------------------

  The consolidated balance sheet as of October 29, 1995 and the related consolidated statements of operations for the thirteen and twenty-six weeks ended October 29, 1995 and October 29, 1994, and the related consolidated statements of cash flows for the twenty-six weeks ended October 28, 1995 and October 29, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at October 28, 1995 and for all periods presented have been made.


  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested this information be read in conjunction with the Annual Report on Form 10-K for fiscal year ended April 29, 1995 (SEC File No. 0-15067). The results of operations for the period ended October 28, 1995 are not necessarily indicative of the operating results for the year.

NOTE 2.  Discontinued Operations
         -----------------------

  In the first quarter of fiscal 1996, the Company determined that a captive laboratory did not provide a strategic advantage to either the Company or GTEL, the analytical laboratory business. On November 6, 1995, the Company entered into a letter of intent with NYTEST Environmental, Inc. and has accounted for the business as a discontinued operation. Results of operations of the GTEL laboratory business in the second quarter of fiscal 1996 and for the twenty-six weeks ended October 28, 1996, on revenues of $3.3 million and $7.1 million respectively, have been reflected in the loss from operations of discontinued operations and have been removed from the continuing operation portion of the consolidated statements of operations. The net assets of the discontinued operation have been shown separately on the balance sheet and include the allowance for operating losses from the discontinued operation.

                          GROUNDWATER TECHNOLOGY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Continuing Operations
--------------------------------

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

  Net revenue includes fees billed for services provided directly by the Company and fees charged by the Company for arranging and managing subcontractor services. Cost of net revenue includes professional salaries incurred in rendering services to customers, other direct labor, purchases of equipment and materials and certain direct and indirect overhead costs. Selling, general and administrative expenses include management salaries, facility costs, and clerical and administrative overhead. License and other income includes license and royalty income earned on the Company's intellectual property and income from direct equity investments in the environmental industry.

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

  The Company ended the first quarter with 59 consulting offices and three laboratories in 31 states and 6 foreign countries. Additionally, the Company's joint venture with a German company had offices in Germany, Austria and Hungary. Total employees as of October 28, 1995 was 1,465 as compared to 1,652 as of April 29, 1995 and 1,582 as of October 29, 1994.

   On December 1, 1995, the Company announced that it is engaged in discussions with Fluor Daniel, Inc. regarding a substantial investment in the Company through the contribution of cash and part of Fluor Daniel's environmental services business. Under the proposed transaction, the Company will continue to be a publicly-held company with Fluor Daniel owning a majority position of the Company's resulting outstanding stock and the Company would distribute approximately $60 million to its shareholders, consisting of $35 million from Fluor Daniel, Inc. and $25 million of the Company's current cash. The terms and conditions of the transaction continue to be negotiated.

  In the first quarter of fiscal 1996, the Company determined that a captive laboratory did not provide a strategic advantage to either the Company or GTEL, the analytical laboratory business. On November 6, 1995, the Company entered into a letter of intent with NYTEST Environmental, Inc. and has accounted for the business as a discontinued operation. Results of operations of the GTEL laboratory business in the second quarter of fiscal 1996 and for the twenty-six weeks ended October 28, 1996, on revenues of $3.3 million and $7.1 million respectively, have been reflected in the loss from operations of discontinued operations and have been removed from the continuing operations portion of the consolidated statements of operations. The net assets of the discontinued operation have been shown separately on the balance sheet and include the allowance for operating losses from the discontinued operation.

  Gross revenue was $43.4 million for the second quarter of fiscal 1996, a decrease of 5.2% compared to gross revenue of $45.7 million for the same period
last year and decreased from $43.6 million in the prior quarter.   Gross revenue
for the six months ended October 28, 1995 was $87.0 million, a decrease of 1.5% compared to the $88.3 million for the six months ended October 29, 1994. Net revenue decreased slightly to $27.5 million for the second quarter of fiscal 1996, compared to $27.8 million for the corresponding period last year, and increased slightly from $27.3 million in the previous quarter. Net revenue for the six months ended October 28 1995 was $54.8 million, an increase of 1.7% compared to $53.9 million for the six months ended October 29, 1994.

  Gross revenue and net revenue in the second quarter of fiscal 1996 declined from the same period of the prior year due mainly to decreases in the Company's retail petroleum business as well as decreases in International gross revenues. During the first and second quarters of fiscal 1996, the Company's headcount was reduced by 187 employees to adjust to these workload decreases. Utilization was 59% and average headcount was 1585 in the second quarter of fiscal 1995 compared to utilization of 58% and average headcount of 1516 in the second quarter of fiscal 1996. Rebillable activity was very heavy during the second quarter of fiscal 1995 as well. Gross and net revenue has remained relatively flat during the first two quarters of fiscal 1996.

  Gross profit for the three months ended October 28, 1995 was $11.3 million, a decrease of 5.4% compared to $11.9 million for the same quarter last year and an increase of 11.9% compared to $10.1 million for the previous quarter. Gross profit for the six months ended October 28, 1995 was $21.3 million, a decrease of 7.9% compared to $23.1 million for the same period last year. As a percentage of net revenue, gross profit for the three months ended October 28, 1995 was 41% compared to 43% for the same period in fiscal 1995 and 37% for the previous quarter. The gross margin percentage for the six months ended October 28, 1995 was 39% compared to 43% for the same period in fiscal 1995.

  Gross profit and the gross margin percent for the three months ended October 28, 1995 improved over the first quarter of fiscal 1996 due to the impact of reduced headcount. Approximately $350,000 in severance costs were included in cost of net revenue for underutilized staff in the first quarter of fiscal 1996. Utilization in the second quarter of fiscal 1996 at 58% was a significant improvement over utilization of 55% in the first quarter. Gross profit and the gross margin percent for the six months ended October 28, 1996 are less than the same period of the prior year mainly due to the headcount adjustments in the first quarter of fiscal 1996 and the decline in workload from the same period of the prior year. In the first half of fiscal 1996, the Company has reclassified approximately $805,000 of certain overhead costs from selling, general and administrative expenses related to the costs of subcontracted services which negatively impacted gross profits as compared to the same period of the prior year.

  Selling, general and administrative expenses were $9.7 million, or 35% of net revenue, in the three months ended October 28, 1995 compared to $9.8 million, or 35% of net revenue, in the same period of the prior year. Selling, general and administrative expenses for the first six months of fiscal 1996 were $19.3 million, or 35% of net revenue, compared to $19.9 million or 36.9% of net revenue for the same period of the prior year. In the first half of fiscal 1996, the Company reclassified approximately $805,000 of certain overhead costs from selling, general and administrative expenses to the costs of subcontracted services to more appropriately classify overhead costs related to the processing and management of rebillable activities. In the second quarter of fiscal 1996, the Company incurred approximately $313,000 of costs for outside professional services related to implementing a new flexible benefit program for the Company, increased strategic planning services and government compliance related services.

  License and other income was $215,000 in the second quarter ended October 28, 1995 compared to $163,000 for the same period of the prior year. License and other income was $375,000 in the first six months of fiscal 1996 compared to $271,000 for the same period of the prior year. License and other income was positively impacted by an $81,000 increase in royalty income from Kurita Water Industries Ltd., of Japan, in connection with an exclusive technology agreement.

  Investment and other income, net, was $260,000 in the second quarter of fiscal 1996 compared to $317,000 in the second quarter of fiscal 1995. Investment and other income, net, was $567,000 in the first six months of fiscal 1996 compared to $629,000 in the same period of the prior year.

  The Company's effective tax rate was 41.3% for the three months ended October 28, 1995 and was 40.0% for both the six months ended October 28, 1995 and the six months ended October 29, 1994.

Liquidity and Capital Resources
-------------------------------

  Cash and cash equivalents decreased $4.9 million in the six months ending October 28, 1995 from $10.7 million at April 29, 1995. Marketable securities increased $5.3 million during the same period. At October 28, 1995, the Company's primary source of liquidity was $26.3 million in cash, cash equivalents and marketable securities. The Company has no long-term borrowings.

  Operating activities provided $3.6 million in net cash during the first six months of fiscal 1996 principally due to the improvements in receivables. The Company used approximately $2.3 million to fund operating activities for the same period in fiscal 1995. The use of cash to fund operating activities for the period ended October 29, 1994 was primarily due to the increase in accounts receivables balances. At October 29, 1994, the centralization of invoicing, as well as credit and collection activities, while resulting in a more efficient and effective process in the long term, negatively impacted the timing of collections of the accounts receivable balances. The decrease in accounts receivable balances in the first six months of fiscal 1996 reflects improvements in the management of invoicing and collections. At October 28, 1995, the Company's working capital increased to $76.6 million from $76.3 million at April 29, 1995. Total assets decreased to $114.6 million at October 28, 1995 from $120.7 million at April 29, 1995.

  The Company used cash to finance the purchase of $5.1 million of marketable
securities during the six months ended October 28, 1995.   Approximately $2.1
million of expenditures in property, plant and equipment were made primarily for computer and rental equipment. The Company had no material commitments for capital expenditures as of October 28, 1995 and estimates spending for the remaining year to be approximately $4.5 million.

  In August 1993, the Board of Directors authorized the Company to repurchase an aggregate of 2,173,500 shares of its common stock from time to time through open market purchases or privately negotiated transactions. The Company used $893,000 in cash to finance the purchase of 70,000 shares during the first quarter of fiscal 1996. No shares were purchased during the second quarter of fiscal 1996.

  Funding requirements for operations are expected to be met from cash generated from operations, existing cash, cash equivalents and marketable securities. The Company believes that cash provided from these sources will be sufficient to meet its requirements for the near term.

                         GROUNDWATER TECHNOLOGY, INC.

                                    PART II


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     a.) An Annual Meeting of the Registrant was held on September 19, 1995.

     b.) The number of Directors of the Company was set at four. Directors elected at the meeting were Allan S. Bufferd and Robert P. Schechter. Messrs. Bufferd and Schechter served as directors prior to the meeting and were elected to serve until the 1998 Annual Meeting of Stockholders. Directors whose term of office continued after the meeting were Walter C. Barber and Bayard Henry. Mr. Barber's term expires at the 1997 Annual Meeting of Stockholders and Mr. Henry's term will expire at the 1996 Annual Meeting of Stockholders.

     c.) Proposal I                 For         Against     Abstain    No-Vote
         ----------                 ---         -------     -------    -------
         Election of Directors
           Allan S. Bufferd         5,619,004   48,063         -          -
           Robert P. Schechter      5,619,004   48,063         -          -

         Proposal II
         -----------
         Amend 1986 Employee
         Stock Purchase Plan        3,729,951   198,190     132,221    1,606,705

         Proposal III
         ------------
         Adopt 1995 Director Plan   2,562,832   1,360,357   137,073    1,606,805

         Proposal IV
         -----------
         Selection of Auditors
           Coopers & Lybrand LLP    5,627,220   17,075      22,772        -


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     a.) No exhibits are required to be filed herewith.

     b.) On July 26, 1995, the Company filed a Form 8-K reporting a change in auditors from Ernst & Young L.L.P. to Coopers & Lybrand L.L.P.. On August 1, 1995, the Company filed a Form 8-K/A filing a letter from Ernst & Young L.L.P. pursuant to Item 304(a)(3) of Regulation S-K.

                         GROUNDWATER TECHNOLOGY, INC.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GROUNDWATER TECHNOLOGY, INC.
                                       -----------------------------


Date:  December 11, 1995                   /s/ Walter C. Barber
       -----------------               -----------------------------
                                                    Walter C. Barber
                                                       President and
                                             Chief Executive Officer


Date:  December 11, 1995                 /s/ Robert E. Sliney, Jr.
       -----------------               -----------------------------
                                               Robert E. Sliney, Jr.
                                       Vice President, Treasurer and
                                             Chief Financial Officer