Form 10-Q
period 1996-01-27
GROUNDWATER TECHNOLOGY INC
filed 1996-03-13
CIK 795579

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------


                                    FORM 10-Q

(Mark  One)

  x          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------       EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 1996

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------       EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number 0-15067

                          GROUNDWATER TECHNOLOGY, INC.
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                    02-0324047
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                    100 River Ridge Drive, Norwood, MA 02062
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code: (617) 769-7600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                       ----   ----

At March 5, 1996 the registrant had issued and outstanding an aggregate of 6,963,974 shares of its common stock.

                          GROUNDWATER TECHNOLOGY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS





PART I     FINANCIAL INFORMATION                                                                              PAGE NUMBER

Item 1   Financial Statements

          Consolidated Balance Sheets
              January 27, 1996 (Unaudited) and April 29, 1995.................................................. 1-2

          Consolidated Statements of Operations
              Thirteen weeks ended January 27, 1996 (Unaudited) and January 28, 1995 (Unaudited)...............   3

          Consolidated Statements of Operations
              Thirty-nine weeks ended January 27, 1996 (Unaudited) and January 28, 1995 (Unaudited)............   4

          Consolidated Statements of Cash Flows
              Thirty-nine weeks ended January 27, 1996 (Unaudited) and January 28, 1995 (Unaudited)............   5

          Notes to Consolidated Financial Statements (Unaudited)...............................................   6

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations................ 7-9


PART II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K.....................................................................  10

          Signatures...........................................................................................  11

Item 1.    Financial Statements

                           GROUNDWATER TECHNOLOGY, INC

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                       January 27,       April 29,
                                                                                              1996         1995(1)
                                                                                        (Unaudited)
ASSETS

Current Assets
   Cash and cash equivalents                                                             $    9,351      $  10,747
   Marketable securities                                                                     23,491         15,173
   Accounts receivable, less allowances of $2,873 at January 27, 1996
      and $3,100 at April 29, 1995                                                           43,215         46,139
   Unbilled revenues                                                                         16,327         21,172
   Other current assets                                                                       9,649          6,839
                                                                                        -----------    -----------
      Total Current Assets                                                                  102,033        100,070

Property, plant and equipment, net                                                            8,643         10,150

Other assets, net of accumulated amortization of $543 at January 27, 1996
      and $339 at April 29, 1995                                                              8,958          6,249

Net assets held for sale or disposal                                                             --          3,535
                                                                                    ---------------    -----------

                                                                                           $119,634       $120,004
                                                                                           ========       ========

(1) Reflects reclassification of discontinued laboratory operations.

The accompanying notes are an integral part of the financial statements.

                          GROUNDWATER TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)


                                                                                       January 27,       April 29,
                                                                                              1996         1995(1)
                                                                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                                     $    6,613      $  10,499
   Accrued salaries and benefits                                                             3,508          4,441
   Other accrued liabilities                                                                 8,269          7,799
   Income taxes payable                                                                      1,512            495
                                                                                       ------------  ------------
      Total Current Liabilities                                                             19,902         23,234

Stockholders' Equity
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
      none issued                                                                               --             --
   Common stock, $.01 par value, 25,000,000 shares authorized, 8,098,748
      issued at January 27, 1996 and 8,078,748 at April 29, 1995                                81             80
   Capital in excess of par value                                                           55,965         54,315
   Retained earnings                                                                        62,088         60,980
   Treasury stock, at cost, 1,135,198 shares at January 27, 1996 and
      1,145,116 at April 29, 1995                                                          (17,210)       (17,353)
   Cumulative currency translation adjustment                                               (1,192)        (1,252)
                                                                                       ------------   ------------
      Total Stockholders' Equity                                                            99,732         96,770
                                                                                        -----------    ----------
                                                                                          $119,634       $120,004
                                                                                          ========       ========

(1) Reflects reclassification of discontinued laboratory operations.

The accompanying notes are an integral part of the financial statements.

                          GROUNDWATER TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                           Thirteen weeks ended

                                                                                        January 27,    January 28,
                                                                                               1996        1995(1)
Gross revenue                                                                              $41,901        $44,778
Cost of subcontracted services                                                              17,077         18,578
                                                                                          ---------      --------

Net revenue                                                                                 24,824         26,200

Cost of net revenue                                                                         14,962         14,964
                                                                                          ---------      --------

Gross profit                                                                                 9,862         11,236

Selling, general and administrative expenses                                                (9,586)        (9,774)
Licenses and other income                                                                      188            167
                                                                                        -----------    ----------

Income from continuing operations and other income                                             464          1,629
Investment and other income, net                                                               471            274
                                                                                        -----------    ----------

Income from continuing operations before provision for income taxes                            935          1,903
Provision for income taxes                                                                     354            767
                                                                                        -----------    ----------

Net income from continuing operations                                                          581          1,136
                                                                                        -----------     ---------

Income from discontinued operations, net of
   tax (expense)                                                                                --             56
                                                                                     --------------   -----------

Net Income                                                                               $     581       $  1,192
                                                                                         ==========      ========

Earnings per common share
   Income from continuing operations                                                          0.08           0.16
   Income from discontinued laboratory operations                                               --           0.01
                                                                                      -------------    ----------
Earnings per common share                                                                $    0.08      $    0.17
                                                                                         ==========     =========


Shares used to compute earnings per common share                                             7,063          7,017
                                                                                         ==========     =========

(1) Reflects reclassification of discontinued laboratory operations.

                          GROUNDWATER TECHNOLOGY, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                          Thirty-nine weeks ended

                                                                                        January 27,    January 28,
                                                                                               1996        1995(1)
Gross revenue                                                                             $128,881       $133,036
Cost of subcontracted services                                                              49,277         52,963
                                                                                        -----------    ----------

Net revenue                                                                                 79,604         80,073

Cost of net revenue                                                                         48,433         45,690
                                                                                        -----------    ----------

Gross profit                                                                                31,171         34,383

Selling, general and administrative expenses                                               (28,867)       (29,650)
Licenses and other income                                                                      562            438
                                                                                      -------------  ------------

Income from continuing operations and other income                                           2,866          5,171
Investment and other income, net                                                             1,038            903
                                                                                       ------------  ------------

Income from continuing operations before provision for income taxes                          3,904          6,074
Provision for income taxes                                                                   1,544          2,477
                                                                                       ------------   -----------

Net income from continuing operations                                                        2,360          3,597
                                                                                       ------------   -----------

Income (loss) from discontinued operations, net of
   tax (expense)/benefit                                                                    (1,334)           487
                                                                                       ------------  ------------

Net Income                                                                              $    1,026     $    4,084
                                                                                        ===========    ==========

Earnings (loss) per common share
   Income from continuing operations                                                          0.34           0.51
   Income (loss) from discontinued laboratory operations                                     (0.19)          0.07
                                                                                      -------------  ------------
Earnings per common share                                                              $      0.15    $      0.58
                                                                                       ============   ===========


Shares used to compute earnings per common share                                             7,042          7,085
                                                                                       ============   ===========

(1) Reflects reclassification of discontinued laboratory operations.

                          GROUNDWATER TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                          Thirty-nine weeks ended

                                                                                        January 27,    January 28,
                                                                                               1996           1995
Cash Flows From Operating Activities
   Net income                                                                               $1,026         $4,084
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                                       4,874          6,118
         Deferred income taxes                                                              (2,839)            --

Changes in operating assets and liabilities:
      Accounts receivable                                                                    7,769        (14,016)
      Other current assets                                                                     263            139
      Other assets                                                                          (1,398)            --
      Accounts payable                                                                      (4,376)         1,899
      Accrued salaries and benefits                                                           (934)         1,159
      Other accrued liabilities                                                                220         (2,914)
      Income taxes payable                                                                   1,017             88
                                                                                           --------     ---------

Net Cash provided by (used in) Operating Activities                                          5,622         (3,443)

Cash Flows From Investing Activities
      Expenditures for property, plant and equipment                                        (2,430)        (3,268)
      Purchase of marketable securities                                                    (14,334)          (450)
      Sale of marketable securities                                                          6,222          6,687
      Assets acquired net of cash                                                               --         (1,007)
      Other                                                                                  2,027            (97)
                                                                                           --------     ----------

Net Cash (used in) provided by Investing Activities                                         (8,515)         1,865

Cash Flows From Financing Activities
      Purchase of treasury stock                                                              (893)        (2,735)
      Proceeds from issuance of stock warrants                                               1,650             --
      Proceeds of stock under employee stock purchase plans                                    675            544
                                                                                          ---------      --------

Net Cash (used in) Financing Activities                                                      1,432         (2,191)

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                    65            144
                                                                                         ----------      --------

Decrease in Cash and Cash Equivalents                                                       (1,396)        (3,625)

Cash and Cash Equivalents at Beginning of Quarter                                           10,747          4,909
                                                                                            -------       -------

Cash and Cash Equivalents at End of Quarter                                                 $9,351         $1,284
                                                                                            =======        ======

Non-Cash Investing Activities:
   Reissued $180,000 of Treasury Stock related to a prior acquisition.

                          GROUNDWATER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE 1. Consolidated Financial Statements

     The consolidated balance sheet as of January 27, 1996 and the related consolidated statements of operations for the thirteen and thirty-nine weeks ended January 27, 1996 and January 28, 1995, and the related consolidated statements of cash flows for the thirty-nine weeks ended January 27,1996 and January 28, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at January 27,1996 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested this information be read in conjunction with the Annual Report on Form 10-K for fiscal year ended April 29, 1995 (SEC File No. 0-15067). The results of operations for the period ended January 27,1996 are not necessarily indicative of the operating results for the year.

NOTE 2.  Discontinued Operations

     In the first quarter of fiscal 1996, the Company determined that a captive laboratory did not provide a strategic advantage to either the Company or GTEL, the analytical laboratory business. The Company sold GTEL to Nytest Environmental Inc. on December 31, 1995 and has accounted for the business as a discontinued operation. Results of operations of the GTEL laboratory business have been reflected in the loss from operations of discontinued operations and have been removed from the continuing operation portion of the consolidated statements of operations. The net assets of the discontinued operation have been shown separately on the balance sheet at April 29, 1995.

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

     The Company ended the third quarter with 59 consulting offices 30 states and 6 foreign countries. Additionally, the Company's joint venture with a German company had offices in Germany, Austria and Hungary. Total employees as of January 27, 1996 was 1,298 as compared to 1,465 as of April 29, 1995 and 1,404 as of January 28, 1995.

     On December 11, 1995, the Company reached an agreement with Fluor Daniel, Inc. for it to acquire approximately 55% of the Company. Under the terms of the agreement, Fluor Daniel will contribute cash of $35 million along with the ownership of its Fluor Daniel Environmental Services, Inc. unit to the Company. As part of the transaction, the Company will undergo a recapitalization and current shareholders will receive a cash distribution of $8.62, or approximately $60 million in aggregate, and 0.5274 of a "new" share in the Company in exchange for each "old" share of stock. The Company issued an option to Fluor Daniel in connection with the agreement for it to acquire 1,366,000 shares at $17.00 per share, which is exercisable between December 11, 1996 and December 11, 1998. The agreement with Fluor Daniel is subject to the approval of shareholders and other customary conditions. It is anticipated that a proxy statement will be mailed in the beginning of March for a shareholders meeting at the end of April. Upon approval, the Company will change its name to "Fluor Daniel GTI, Inc."

     In the first quarter of fiscal 1996, the Company determined that a captive laboratory did not provide a strategic advantage to either the Company or GTEL, the analytical laboratory business. Effective December 31, 1995, the Company sold GTEL to Nytest Environmental Inc. and has accounted for the business as a discontinued operation. Results of operations of the GTEL laboratory business have been reflected in the loss from discontinued operations and have been removed from the continuing operations portion of the consolidated statements of operations. The net assets of the discontinued operation have been shown separately on the balance sheet at April 29, 1995.

     Gross revenue was $41.9 million for the third quarter of fiscal 1996, a decrease of 6.4% compared to gross revenue of $44.8 million for the same period last year, and a decrease of 3.4% from $43.4 million in the second quarter of fiscal 1996. Historically, the third quarter of the fiscal year generally results in reduced hours billed due to weather conditions, vacations and holidays. Hours billed in the third quarter of fiscal 1996 were also impacted by a reduction in headcount to 1,298 from 1,404 from the same period last year and 1,314 at the end of the second quarter of fiscal 1996. Gross revenue for the nine months ended January 27, 1996, was $128.9 million, a decrease of 3.1% from $133.0 million for the nine months ended January 28, 1995. Net revenue was $24.8 million for the three month period, a decrease of 5.3% from $26.2 million for the corresponding period last year, and down 9.6% from $27.5 million in the previous quarter. Net revenue was $79.6 million for the nine months ended January 27, 1996, virtually unchanged from the $80.1 million for the same period in fiscal 1995.

     Gross profit for the three months ended January 27, 1996, was $9.9 million, a decrease of 12.2% and 12.4% compared to $11.2 million and $11.3 million for the same quarter last year and the previous quarter this year, respectively. Gross profit for the nine months ended January 27, 1996, was $31.2 million, a decrease of 9.3% compared to $34.4 million for the same period last year. As a percentage of net revenue, gross profit for the three months ended January 27, 1996 was 39.7% compared to 42.9% for the same period in fiscal 1995 and 41.0% for the previous quarter. Gross profit for the nine months ended January 27, 1996 was 39.2% compared to 42.9% for the same period in fiscal 1995. The three month decrease in gross profit reflects the decrease in gross and net revenues. The nine month decrease in gross profit primarily reflects the competitive pressure on market pricing which continues to push the profit margins downward.

     Selling, general and administrative expenses were $9.6 million, or 38.6% of net revenue, in the three months ended January 27, 1996, compared to $9.8 million, or 37.3% of net revenue, in the same period of the prior year. Selling, general and administrative expenses were $28.9 million, or 36.3% of net revenue, in the nine months ended January 27, 1996, compared to $29.6 million, or 37.0% of net revenue, in the same period of the prior year.

     License and other income was $188,000 in the third quarter ended January 27, 1996 compared to $167,000 for the same period of the prior year. License and other income was $562,000 in the first nine months of fiscal 1996 compared to $438,000 for the same period of the prior year.

     Investment and other income, net, was $471,000 in the third quarter of fiscal 1996 compared to $274,000 in the third quarter of fiscal 1995. Investment and other income, net was $1,038,000 in the first nine months of fiscal 1996 compared to $903,000 in the same period of the prior year. The increase from the prior year is due to interest received on notes receivables not in existence in prior years and from gains realized on the sale of some of the marketable securities in the third quarter of fiscal 1996.

     The Company's effective tax rate was 37.9% for the three months ended January 27, 1996 and was 39.6% for the nine months ended January 27, 1996 as compared to 40.0% and 40.1% for the three months and nine months ended January 28, 1995, respectively.

Liquidity and Capital Resources

     Cash and cash equivalents and marketable securities increased $6.9 million to $32.8 million in the nine months ended January 27, 1996 from $25.9 million at April 29, 1995. Approximately $2.4 million of expenditures in plant, property and equipment were made primarily for computer and rental equipment. The Company had no material commitments for capital expenditures as of January 27, 1996 and estimates spending for the remaining year to be approximately $3.5 million. In conjunction with the Fluor Daniel agreement, the Company expects to distribute to its shareholders most of its cash along with the cash contributed by Fluor Daniel ($35 million) in the recapitalization of the Company. Current shareholders will receive approximately $60 million in cash. Funding requirements for operations are expected to be met from existing cash and cash equivalents, marketable securities, and cash generated from operations. Although the Company believes that cash provided from these sources will be sufficient to meet its operating requirements for the near term, the Company is negotiating a line of credit to support ongoing needs. There can be no assurance that financing will be available on terms acceptable to the Company.

     Operating activities provided $5.6 million in net cash for the first nine months of fiscal 1996 principally due to improvements in collections of receivables. The Company used approximately $3.4 million to fund operating activities for the same period in fiscal 1995. The decrease in accounts receivable balances in the first nine months of fiscal 1996 compared to the same period of fiscal 1995 reflects improvements in the management of invoicing and collections.

     At January 27, 1996, the Company's working capital increased to $82.1 million from $76.8 million at April 29, 1995. Total assets decreased to $119.6 million at January 27, 1996 from $120.0 million at April 29, 1995.

     In August 1993, the Board of Directors authorized the Company to repurchase an aggregate of 2,173,500 shares of its common stock from time to time through open market purchases or privately negotiated transactions. The Company used $893,000 in cash to finance the purchase of 70,000 shares during the first quarter of fiscal 1996. No shares were purchased during the third quarter of fiscal 1996.

                          GROUNDWATER TECHNOLOGY, INC.

                                     PART II


Item 6.    Exhibits and Reports on Form 8-K

           a.) The exhibits listed on the accompanying index to exhibits are filed herewith.

           b.) No reports on Form 8-K were filed during the quarter ended January 27, 1996.

                          GROUNDWATER TECHNOLOGY, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GROUNDWATER TECHNOLOGY, INC.



Date:      March 5, 1996                  /s/ Walter C. Barber
                                                                Walter B. Barber
                                           President and Chief Executive Officer





Date:      March 5, 1996                  /s/ Robert E. Sliney, Jr.
                                                           Robert E. Sliney, Jr.
                                                   Vice President, Treasurer and
                                                         Chief Financial Officer

                                  EXHIBIT INDEX

EX 2.1        Investment Agreement by and among Fluor Daniel, Inc., Fluor Daniel Environmental Services,
              Inc., Groundwater Technology, Inc. and GTI Acquisition Corporation dated as of December
              11, 1995.


EX 10.1       Stock Option Agreement between Fluor Daniel, Inc. and Groundwater Technology, Inc. dated as of December 11, 1995.


EX 27         Financial Data Schedule Period Ended January 27, 1996.