Form 10-K
period 1996-04-27
FLUOR DANIEL GTI
filed 1996-07-26
CIK 795579

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended April 27, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from............to...........

                         COMMISSION FILE NUMBER 0-15067
                              --------------------

                             FLUOR DANIEL GTI, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           02-0324047
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)


100 RIVER RIDGE DRIVE, NORWOOD, MASSACHUSETTS                      02062
  (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (617) 769-7600

           Securities registered pursuant to Section 12(g) of the Act:

      Title of Each Class              Name of Each Exchange on Which Registered
      -------------------              -----------------------------------------
Common Stock, $.001 par value                          None

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---  ---

   INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
          ---

         The aggregate market value of the voting stock held by non-affiliates of the registrant on July 5, 1996, was $40,964,275 computed on the basis of the closing price per share of such stock on the Nasdaq National Market System. The number of shares of Common Stock outstanding on July 5, 1996, was 8,152,953 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE


         The registrant intends to file a definitive proxy statement for the 1996 Annual Meeting of Stockholders to be held on September 18 , 1996 pursuant to Regulation 14A within 120 days of the end of the fiscal year ended April 27, 1996. Portions of the proxy statement are incorporated by reference in Part III hereof.




                             FLUOR DANIEL GTI, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K


Item 1.     Business..............................................................................................1
               General............................................................................................1
               Services...........................................................................................1
               Remediation and Containment Technologies...........................................................3
               Business Strategies................................................................................4
               Governmental Regulation and Market.................................................................5
               Customers and Marketing............................................................................7
               Personnel..........................................................................................8
               Competition and Seasonal Factors...................................................................8
               Potential Liability and Insurance..................................................................8
               Patents and Technology.............................................................................9
               Factors Affecting Future Performance...............................................................9
Item 2.     Properties...........................................................................................10
Item 3.     Legal Proceedings....................................................................................11
Item 4.     Submission of Matters to a Vote of Security Holders..................................................11

Executive Officers of the Company................................................................................11

                                                               PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters............................13
Item 6.     Selected Financial Data..............................................................................14
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations............................................................................14
Item 8.     Consolidated Financial Statements and Supplementary Data.............................................20
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................................................20

                                                              PART III

Item 10.    Directors and Executive Officers of the Registrant...................................................20
Item 11.    Executive Compensation...............................................................................21
Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................................21
Item 13.    Certain Relationships and Related Transactions.......................................................21

                                                               PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................21

Signatures       ................................................................................................25


     This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the desription of the Company's plans included in the Letter to Stockholders that accompanies the Annual Report to Stockholders, and the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections in this Report. Certain factors that may affect these forward-looking statements are discussed on page 9.




                                     PART I

ITEM 1.  BUSINESS

GENERAL

        Fluor Daniel GTI, Inc. (formerly Groundwater Technology, Inc.) and its subsidiaries (collectively, "Fluor Daniel GTI" or the "Company") provide a broad range of environmental, consulting, engineering and remediation services to a variety of commercial and industrial customers and federal, state and local government agencies. The Company was incorporated in Delaware in October 1975 and currently operates from 58 consulting offices throughout the United States and in six foreign countries including Australia, New Zealand, the United Kingdom, Canada, Italy and The Netherlands. Also, the Company's joint venture with a German company has offices in six additional locations in Germany, Austria and Hungary.

        The principal services provided by the Company are detailed, scientific environmental assessment and remediation programs, which combine elements of hydrogeology, geochemistry, chemistry, biochemistry and engineering. The Company also provides compliance, permitting and other environmental support services. A typical program generally includes interaction with appropriate governmental regulatory agencies, detailed site assessments, design and implementation of a cost-effective remediation system, construction management services and ongoing monitoring and maintenance of the system for the duration of the program. These assessments and remediation programs are generally in response to regulatory programs adopted by state agencies as well as U.S. Environmental Protection Agency ("EPA") programs, such as the Resource Conservation and Recovery Act of 1976 ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund Act"). The Company does not own or operate a hazardous waste landfill or any other hazardous waste treatment, storage or disposal facility.

        On May 10, 1996, the Company closed a series of transactions pursuant to which it became a majority-owned subsidiary of Fluor Daniel, Inc. ("Fluor Daniel"), a global construction, engineering, maintenance and services company. The transactions included a recapitalization of the Company's common stock; the acquisition by the Company of Fluor Daniel Environmental Services, Inc. ("FDESI"), a wholly-owned subsidiary of Fluor Daniel that provides environmental services primarily to agencies of the federal government, and the Company entered into a Marketing Agreement with Fluor Daniel. Immediately following the closing of the transactions, the Company was owned approximately 55% by Fluor Daniel and 45% by public stockholders. The Company also changed its name from "Groundwater Technology, Inc." to "Fluor Daniel GTI, Inc." to emphasize the new relationship.


SERVICES

        Fluor Daniel GTI provides a broad range of environmental consulting, engineering and construction management services, which currently focus on the assessment, remediation and monitoring of soil and groundwater using a broad range of techniques and technologies. These services are provided separately or in combination.

        Remedial  Investigation  and  Assessment.   Fluor  Daniel  GTI  prepares
environmental profiles of sites, including hydrogeological and chemical evaluations. A team of the Company's hydrogeologists, geologists, engineers, chemists and technicians may use a variety of techniques, such as soil gas mapping or the installation of a diagnostic monitoring well system. These techniques provide the data necessary to determine the extent of the contamination, as well as soil characteristics and groundwater chemistry, flow and direction, and form the basis for the selection of a remediation program.

        Fluor Daniel GTI also offers health and environmental risk assessment services. Working in multi-disciplinary teams of toxicologists, environmental scientists and industrial hygienists, the staff ascertains the health hazards and risks produced by chemicals in the environment and the workplace. The risk assessment services include site-specific exposure modeling and quantitative risk assessment, hazard and risk communication programs, human health monitoring and regulatory compliance, education, training and industrial hygiene services.

        Design and Remediation. The Company has particular experience in the design and installation of remedial systems for the removal of contaminants from soil and groundwater. Using information obtained in a site investigation and assessment, and an evaluation of risks to human health, the Company designs a remedial solution appropriate to the particular conditions present at the site. These analyses help to define the appropriate level of remedial response and are used as the basis for negotiating remediation goals with regulatory authorities.

        The Company evaluates alternatives, often conducting feasibility studies, and the most appropriate response is selected. If action is required, a cost-effective remediation system is engineered for the specific site. In some instances, systems designed to contain existing contamination are appropriate. Where remediation is required, the Company uses a wide range of physical, chemical, biological and thermal treatment technologies in performing its services, which are usually applied either on site or in situ. With on-site restoration, the contaminated media, soil or groundwater is removed and treated. With in situ restoration, the contaminants themselves are directly removed or treated in place, without removing the soil or groundwater.

        Monitoring. The Company performs ongoing sampling and analysis of groundwater, soils and air to regulate and adjust the remediation system. The analysis also provides the data necessary to respond in a timely fashion to changes in the levels of contaminants and other variables, and forms the basis for ongoing reports to the appropriate governmental regulatory agencies.

        The Company generally charges its customers for its services on a time and materials basis, typically with strict adherence to "not to exceed" limitations contained in contracts for projects billed on this basis. Moreover, services are subject to competitive bidding and are increasingly being performed on a fixed contract or unit price basis. The Company is also increasing the marketing of its services on a "pay for performance" incentive basis, and anticipates that this will become a larger portion of its business in the future. Revenues are also realized when the Company subcontracts for drilling, well materials, electrical installation, laboratory analysis and other outside services. The fee for a typical restoration program (including equipment) ranges from $100,000 to $750,000, but for complex and lengthy programs the Company has billed as much as several million dollars. Typical restoration programs generally require one to five years to complete, and certain programs may take as long as ten or more years.

REMEDIATION AND CONTAINMENT TECHNOLOGIES

        Fluor Daniel GTI has substantial experience in the commercialization and practical field application of new and existing technologies for the treatment or containment of hazardous wastes and uses many technologies to restore contaminated groundwater, soils and air to acceptable standards. The primary approaches used by the Company -- physical, chemical, biological and thermal -- are usually used for on-site and in situ treatment. These techniques are often used in combination to achieve desired results.

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

        Air sparging is a process for treating soils and groundwater below the water table by injecting air into the formation under pressure. The air displaces the water in the soil and volatilizes the organic compounds present. These compounds are then carried by the air stream out of the water table into the soil above the water table, where they are captured by a vapor extraction system. The Company has pioneered the use of ozone to enhance air sparging by direct oxidation of contaminants.

        In situ bioremediation involves treating contaminated soil and groundwater by adding an oxygen source and nutrients into the aquifer, where naturally occurring bacteria biochemically break down the contaminants into non-toxic materials. The added oxygen and nutrients enhance the population of natural bacteria which normally feed on contaminants. By stimulating the growth of selected bacteria, soil and groundwater quality is restored to acceptable levels.

        Thermal treatment technologies take a number of forms. The principal form of this technology used by the Company has been thermal desorption, which uses heat to remove volatile compounds from a waste without oxidation of the compounds. The Company has used steam injection and hot air injection to enhance soil vapor extraction techniques on selected sites. Fluor Daniel GTI is also exploring the use of co-burning of coal tar impacted soils.

        For certain wastes that are not amenable to biological or chemical degradation, such as metals, the Company uses several in situ technologies that can be used to reduce or prevent further leaching of contamination from soil to groundwater or surface water, or to reduce or prevent further migration of the contamination horizontally. These technologies can be used in combination with control measures such as capping, which involves placing a physical barrier above the contaminated area, and slurry walls, which involves placing a physical barrier adjacent to the contaminated area.

        In situ fixation is a process that involves mixing chemical reagents with a smaller volume of pumped groundwater, and then reinjecting the treated water around the perimeter of a contaminated area. As the treated water moves through the contaminated area, it promotes subsurface reactions that cause metals to fix onto soil particles, thus rendering them immobile. The Company has used as reagents lime and ferrous sulfate, and has also developed proprietary reagents for in situ metals fixation.

BUSINESS STRATEGIES

        Between 1992 and 1995, the Company diversified its core enivronmental consulting and engineering services away from a dependence on retail petroleum customers and into government and industrial markets with the intention to have its customer base roughly equate with the proportions of the total market for soil and groundwater remediation services being purchased by those customers. During this period, the Company perceived an evolving shift from governmental enforcement of environmental laws and regulations to commercial considerations as the primary source of demand for the Company's services, and the Company increasingly faced strong price competition as a result of this shift. The Company also divested non-core businesses -- its drilling operations and equipment manufacturing business in 1993 and 1994, respectively, and its analytical laboratories in December 1995. During this period the Company changed its business mix through a combination of internal focus and two acquisitions, and pursued teaming arrangements with larger engineering and construction firms for specific projects in the government market.

        On May 10, 1996 the Company closed a series of transactions (the "Fluor Daniel Transactions") under an Investment Agreement, as amended, among the Company, Fluor Daniel and wholly-owned subsidiaries of the Company and Fluor Daniel (the "Investment Agreement"), pursuant to which the Company became a majority-owned subsidiary of Fluor Daniel. Immediately following the closing of the transactions, the Company was owned approximately 55% by Fluor Daniel and 45% by public stockholders. In addition, the Company acquired Fluor Daniel Environmental Services, Inc. ("FDESI"), a wholly-owned subsidiary of Fluor Daniel, and the Company entered into a Marketing Agreement with Fluor Daniel. The Company views the relationship with Fluor Daniel as beneficial for the strategy pursued since 1992. In particular, the affliation with Fluor Daniel is intended to increase the Company's ability to be competitive given the shift from regualtory to commercial considerations in the environmental services market.

        Under the Marketing Agreement, the Company has access to Fluor Daniel's worldwide marketing, engineering and construction, and program management resources, which is intended to better enable the Company to penetrate potential markets and, more generally, to respond to the competitive challenges posed by current and anticipated developments in the environmental services market. Fluor Daniel GTI serves as the preferred supplier for environmental assessment, permitting and remediation services to Fluor Daniel and its affiliates. However, there are no assurances provided in the Marketing Agreement. Fluor Daniel will continue to provide its customers with engineering and construction services, as well as certain environmental services, such as Department of Energy Management and Operations, Operating and Management, Management and Integration services and so-called "Total Business Solutions" services. Total Business Solutions services are differentiated from the environmental services that will continue to be provided by the Company in that they involve an integration of such services with substantial non-environmental services or involve a substantial increase in the scale and scope of services beyond those currently provided by the Company.

        The term of the Marketing Agreement expires in May 2006 unless further extended by the parties. In the event Fluor Daniel ceases to own at least 20% of the issued and outstanding equity of the Company, then (a) Fluor Daniel, provided it is not in breach of its obligations pursuant to Section 6.3(d) of the Investment Agreement (described below), or the Company may terminate the Marketing Agreement prior to expiration of the term; and (b) Fluor Daniel may revoke the license of the Company and its subsidiaries to use the name "Fluor Daniel" in the Company's corporate name. Section 6.3(d) of the Investment Agreement provides that, until April 30, 1999, and with very limited exception, Fluor Daniel is not permitted to dispose of any of its shares of the Company without the prior approval of a majority of the independent directors serving on the Company's Board of Directors.

        In addition to developing its new relationship with Fluor Daniel, the Company will continue to hire and train geologists, engineers, chemists and hydrogeologists in the specialized fields of environmental services and cleanup of soil and groundwater in order to staff local offices. It is the Company's belief that a local presence increases understanding of local environmental statutes, regulations and regulatory agencies and fosters a constructive working relationship with local agency personnel. The Company spends significant time and resources on in-house educational programs at all levels to maintain and improve the quality of its operations; and it has invested in information systems to connect all of its U.S. offices by a computer network that allows employees to share resources.


GOVERNMENTAL REGULATION AND MARKET

        Public concern over health, safety and preservation of the environment has resulted in the enactment of Federal, state and local environmental laws and the implementing regulations that affect nearly every industry. The enforcement of these laws and regulations is responsible for creating much of the demand for the services offered by the Company, and the renewal, modification or elimination of these laws and regulations could significantly affect the Company's business. Recently, the level of enforcement has waned due to governmental budgeting constraints, and a number of laws set for reauthorization for some time have not been reauthorized. The Company believes that, even apart from cleanup activity attributable directly to funding authorized by these laws, industry and governmental entities will continue to attempt to resolve hazardous waste problems in order to comply with other statutory requirements and to avoid liabilities to private parties.

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

        Superfund Act (CERCLA) The Comprehensive Environmental Response, Compensation and Liability Act of 1980 generally addresses cleanup of inactive sites at which hazardous treatment, storage or disposal occurred in the past. The Superfund Act authorizes the federal government to cleanup or order cleanup of these sites. As of January 1996, there were approximately 1,200 sites on the National Priority List ("NPL") subject to extensive monitoring and cleanup work.

        In 1986, the Superfund Amendment and Reauthorization Act ("SARA") was enacted and increased environmental remediation activities significantly. SARA, among other things, authorized additional federal expenditures and expanded the EPA's enforcement powers, which encouraged and facilitated settlements with potentially responsible parties. Superfund was reauthorized as part of the 1991 federal budget, which appropriated $5.1 billion through 1994, and is currently set for reauthorization. There has been considerable debate about several provisions of SARA, and the Company is unable to ascertain the effect of the proposed reauthorization at this time.

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

         Permits, Licenses and Regulatory Approvals The installation and operation of remediation systems are subject to various licensing, permitting, approval and reporting requirements imposed by federal, state and local laws. For example, National Pollutant Discharge Elimination System ("NPDES") permits and other regulatory program permits are typically required in connection with the installation of the recovery system, and the terms of these permits often require ongoing reporting to governmental agencies concerning the operation of the recovery system. Approvals of corrective action plans by the appropriate regulatory agency is increasingly being required before a recovery system can be installed to address contaminated soil or groundwater due to a release from an underground storage tank.

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

        Fluor Daniel GTI employs individuals who specialize in obtaining the required federal, state and local environmental and operational permits necessary for the Company and its customers to install and operate remedation systems. The Company also provides the documentation of the recovery process necessary to assist its customers in satisfying applicable reporting requirements.


CUSTOMERS AND MARKETING

        The Company provides services to a broad range of customers, including petroleum companies, industrial companies, government agencies and international customers. The Company has also worked with a number of engineering and consulting firms in both the private and public sectors that manage projects requiring the Company's services; however, given the new affiliation with Fluor Daniel, the Company anticipates that it will have fewer opportunities to work as a subcontractor with other engineering and construction firms.

        Industrial customers principally include large companies in the chemicals, manufacturing, utility, electronics, real estate and transportation industries. In the public sector, the Company's principal customers are federal government agencies, including the Department of Defense and the U.S. Army Corps of Engineers, and other federal and state agencies. FDESI's primary clients include the Department of Defense and the EPA.

        The Company anticipates that the affiliation with Fluor Daniel will create new opportuities for the Company to market its services. The government market has recently begun to indicate a preference for awarding substantial work to single source providers. In addition, customers in the industrial markets are moving from the assessment phase of their environmental projects into the remediation phase. In this next phase of the environmental projects, substantial resources in engineering and construction capabilities will be required. Under the Marketing Agreement, the Company has access to the program management and engineering and construction capabilities of Fluor Daniel necessary to compete for this work.

        Within the North American operations, the Company focuses its marketing and operational staff on three major markets - petroleum, industrial/commercial and government. Fluor Daniel GTI believes this market-centered focus, along with its geographic diversification, allows it to provide responsive services to its customers. Currently, most of the Company's jobs are performed for repeat customers, and in the case of large petroleum and certain industrial customers, pursuant to year-to-year, non-exclusive national buying contracts. There are no minimum purchase requirements associated with these contracts. In fiscal year 1996, no single customer accounted for more than 10% of the Company's gross revenues; and approximately 36% of gross revenues were derived from petroleum customers, 41% from industrial/commercial customers and 15% from federal, state and local government agencies. In addition, approximately 8% of gross revenues in fiscal year 1996 were derived from international customers.

        Although Fluor Daniel GTI relies on repeat customers and work generated through referrals and seminar appearances for a significant portion of its new business, the Company maintains a dedicated sales force. At the end of fiscal year 1996, the Company had 32 professionals dedicated to sales, and it has a National Accounts Program to develop and maintain long-term relationships with customers.

        In the last several years, an increasing amount of work has been done on a competitive basis in response to customer requests for proposals. This has required the dedication of significantly greater resources to proposal writing and general business development. In addition, the Company has instituted an extensive training and marketing program featuring internal and external seminars and a comprehensive sales incentive plan. The Company is focusing its direct sales and marketing efforts towards retaining its position in the retail petroleum market and achieving continued growth in the upstream petroleum, industrial and government markets.


PERSONNEL

        As of April 27, 1996, the Company had 1,264 employees. Of these 847 are skilled professionals (geologists, hydrogeologists, engineers, chemists and environmental scientists) who perform services in the field, 32 in sales and 385 in administrative support, financial, legal and accounting functions.

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

        Although demand for the Company's services is not strictly seasonal, the Company's third quarter operating results are generally lower in comparison to other quarters due primarily to more holidays and inclement weather conditions.


POTENTIAL LIABILITY AND INSURANCE

        A majority of the Company's net revenue is derived from work involving hazardous materials, toxic wastes and other pollutants that present significant risks of liability for environmental damage, personal injury, fines and costs imposed by regulatory agencies. Although liabilities arising from environmental regulations are more directly applicable to the Company's customers, these regulations, under certain circumstances, could impose liability on the Company, and these liabilities can be joint and several where other parties are involved. Although the Company does not believe its services generally fall within any of these categories, when the Company's remedial activities at any site involve the treatment, storage or disposal of hazardous waste, it must adhere to the permitting and substantive requirements of these regulations. Fluor Daniel GTI, through its in situ and on-site capabilities, attempts to minimize for its customers the need to transport hazardous substances. When transportation is required, the customers themselves generally arrange for the disposal of hazardous substances. In certain circumstances, however, the Company may subcontract for the transportation and disposal of hazardous substances to treatment, storage or disposal facilities for certain customers.

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

        Fluor Daniel GTI maintains health and safety and quality assurance/quality control programs to reduce the risk of potential damage to persons and property, as well as other losses. During the fiscal year ended April 27, 1996, the Company maintained its environmental impairment liability coverage with its professional liability coverage under one policy. While the Company believes it operates safely and prudently, there are various exclusions under its insurance policies and there can be no assurance that all possible liabilities that may be incurred by the Company are covered by its insurance or that the dollar amount of such liabilities will not exceed the Company's policy limits. Further, the cost and limited availability of insurance has resulted in the Company's use of self-insurance under certain policies. Management believes an adequate level of insurance coverage has been provided.


PATENTS AND TECHNOLOGY

        Fluor Daniel GTI believes that its intellectual property and know-how are important to its business and have been established by the Company through its technical expertise, understanding of regulations, skill in the design and implementation of treatment processes, and investment in technology development. The Company has filed several patent applications covering remediation processes and claims copyright and trade secret protection on certain computer software, publications and technical standard operating procedures. The Company does not believe that such patent applications and copyrights are a material factor in its business.


FACTORS AFFECTING FUTURE PERFORMANCE

        This Report contains a discussion of a number of factors that may affect future performance of the Company. In addition to those factors, the following discussion highlights other risks.

        Uncertainty of Government Market for Environmental Services. The Company's affiliation with Fluor Daniel is intended to increase the ability of the Company to further penetrate the market for environmental services, particularly services for the federal government. The size of the government market and the extent of that market's demand for environmental services, however, is subject to change based on, among other factors, legislative and regulatory developments and budget and spending decisions of governmental bodies. There can be no assurance that the demand for environmental services in the government market will achieve or remain at levels that will permit the Company to grow by penetration of such market, and any reduction in the size of the government market could have an adverse effect on the Company's financial condition and operating results.

        Difficulty of Implementing Marketing Strategy. Growth of the Company through further penetration of the environmental services market, particularly services for the federal government, is dependent upon the Company's ability to realize the benefits of the relationship with Fluor Daniel contemplated by the Marketing Agreement and the integration of FDESI with the Company. Substantial attention and a high level of coordination from management of both the Company and Fluor Daniel will be required to realize the anticipated benefits of the relationship. Further, the attention and resources devoted by Fluor Daniel to the implementation and realization of the potential benefits of the relationship are not within the control of the Company, and there can be no assurance that Fluor Daniel will either devote the necessary attention and resources to successfully implement the Marketing Agreement or that it will perform its obligations under the Marketing Agreement. The diversion of the attention of the Company's management from other aspects of the Company's business, and any difficulties encountered in the implementation process, could have an adverse impact on the revenues and operating results of the Company. There can be no assurance that the anticipated benefits of the relationship will be realized.

        Deterrence of Potential Customers. The Company anticipates that its close affiliation with Fluor Daniel could deter other large engineering and construction firms that compete with Fluor Daniel from retaining the Company as a subcontractor or teaming partner for projects requiring environmental services.


ITEM 2.  PROPERTIES

        The Company's executive offices are located in a 40,340 square foot office leased in Norwood, Massachusetts, a suburb of Boston. The term of the Company's lease for this office space expires July 31, 2002.

        The Company owns two buildings - a 15,540 square foot, one-story brick and concrete building in Wichita, Kansas, which is leased to a third party, and a 6,050 square foot, two-story building in Kingsgrove, Australia, which houses consulting and administrative staff. The Company leases space for offices and warehouses in 58 cities in the United States, Canada, the United Kingdom, Australia, New Zealand, The Netherlands and Italy. Sizes of leased space range from 150 square feet to 42,000 square feet. Lease terms for offices typically range from one to seven years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ended April 27, 1996.


                        EXECUTIVE OFFICERS OF THE COMPANY

        The executive officers of the Company are listed below:

        Walter C. Barber....................55        President and Chief Executive Officer

        Wendell W. Lattz....................44        Senior Vice President  and General Manager, South
                                                      Region

        J. Steven Paquette..................42        Vice President and General Manager, North Region

        David L. Backus.....................55        Vice President and General Manager, West Region

        Rhonnie L. Smith....................54        Vice President and General Manager, Government
                                                      Services Division

        Robert E. Sliney, Jr................46        Vice President, Treasurer and Chief Financial Officer

        Glenn V. Batchelder.................35        Vice President of Sales and Marketing

        Anne Nolan..........................48        Vice President of Human Resources

        Catherine L. Farrell................51        Vice President, General Counsel and Secretary


        Walter C. Barber has served as President and Chief Executive Officer since joining the Company in 1989. From 1983 to 1989, Mr. Barber was Vice President of Environmental Management and Administration of Chemical Waste Management Inc., a hazardous waste management services company. Previously, Mr. Barber was Director of Research and Technology Development for the Uranium Mill Tailings Project of Jacobs Engineering Group, Inc., an engineering and construction firm. Mr. Barber was also an executive with the U.S. Environmental Protection Agency, holding positions as its Director of the Office of Air Quality Planning and Standards and as Director of the Standards and Regulations Division.

        Wendell W. Lattz joined the Company in 1991 and currently serves as Senior Vice President and General Manager, South Region. Prior to joining the Company, from 1985 to 1991, Mr. Lattz was General Manager of Chemical Waste Management of Indiana, Inc., a hazardous waste treatment and disposal company.

        J. Steven Paquette is Vice President and General Manager, East Region for the Company. Between 1993 and May 1996, he served as President of Groundwater Technology Government Services, Inc., a subsidiary of the Company. Prior to joining the Company, from 1990 to 1992, he served as Senior Vice President and Northeast Division Manager, and from 1987 to 1990, he served as Vice President of Eastern Operations, for CDM Federal Programs Corporation, a wholly-owned subsidiary of Camp Dresser & McKee, Inc., a provider of environmental engineering and consulting services to agencies and departments of the Federal government.

        David L. Backus joined the Company in June 1996 as Vice President and General Manager, West Region. Since June 1994, Mr. Backus has served as Vice President of Environmental Strategies for Fluor Daniel, Inc., a global construction, engineering, maintenance and services company. From 1991 to 1994, he served as Vice President of Operations in charge of environmental operations in the western United States for Dow Chemical Corporation; and from 1972 to 1991, he served as President of Morrison Knudsen Environmental Services, a unit of Morrison Knudsen Corporation, an engineering and construction firm. Mr. Backus continues to be employed by Fluor Daniel while serving the Company.

        Rhonnie L. Smith joined the Company on May 10, 1996 as part of the merger of the Company with Fluor Daniel Environmental Services, Inc., a subsidiary of Fluor Daniel, Inc.; and he was formally elected Vice President and General Manager, Government Services Division in June 1996. Prior to joining the Company, from September 1994 to May 1996, Mr. Smith served as Vice President, and General Manager, Federal Programs of Environmental Strategies for Fluor Daniel. From 1989 to 1994, he served as Vice President of Eastern Operations for Enserch Environmental Corporation, a provider of environmental engineering and consulting services to agencies and departments of the federal government.

        Robert E. Sliney, Jr. has served as Vice President, Treasurer and Chief Financial Officer since joining the Company in 1992. From 1985 to 1992, Mr. Sliney served as Controller and then Vice President and Chief Financial Officer of Signal Technology Company, a component manufacturer in defense electronics. From 1975 to 1985, Mr. Sliney was employed by the public accounting firm of Coopers & Lybrand.

         Glenn V. Batchelder has served as Vice President of Sales and Marketing since 1995. Between 1986 and 1995, he served the Company in several capacities, including Manager of the

Company's former ORS Environmental Equipment Division from 1992 until its sale in 1994, Vice President of Engineering from 1989 to 1992, and District Manager from 1986 to 1989.

        Anne Nolan  joined the  Company in  October  1994 as  Director  of Human
Resources and was elected Vice President of Human Resources in 1995. Prior to joining the Company, from August 1989 to April 1994, Ms. Nolan served as Senior Vice President and Director of Training and Organizational Development for Fleet Financial Group, Inc., and from June 1987 to August 1989, she served as Human Resources Manager for Digital Equipment Corporation.

        Catherine L. Farrell has served as Vice President, General Counsel and Secretary since joining the Company in 1992. From 1988 to 1992, Ms. Farrell served as General Counsel to the Massachusetts Water Resources Authority, a state agency providing sewer and water services. From 1984 to 1988, she served as corporate counsel for the New England Division of Federated Department Stores, Inc., a holding company for several retail clothing chains. Previously, Ms. Farrell served as an attorney with the U.S. Environmental Protection Agency and the Massachusetts Attorney General's office.


                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
        MATTERS

The Company's common stock was traded under the symbol "GWTI" on the National Market System during the 1996 Fiscal Year. The following table sets forth, by quarter, the high and low bid prices of the Company's common stock as reported by the National Market System.

                                                Fiscal 1996                                  Fiscal 1995
                                        ---------------------------                  -------------------------
                                         High                Low                      High                Low
- -------------------------------------------------------------------------------------------------------------------
First quarter                          $13.25             $11.50                    $15.00             $11.50
Second quarter                          13.63              11.75                     13.25              11.50
Third quarter                           19.25              12.25                     15.25              11.75
Fourth quarter                          14.00              12.75                     15.50              12.00

As of July 5, 1996, the Company's common stock is traded under the symbol "FDGT" on the NASDAQ National Market System and was held by 1,057 holders of record. The Company has never paid cash dividends on its common stock and currently has no intention to pay cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

                                                                           Year ended
                                                                           ----------
                                                   April 27,    April 29,   April 30,         May 1,       May 2,
                                                        1996        19951       19941          19931        19921
- ------------------------------------------------------------------------------------------------------------------
Gross revenue                                       $168,939     $178,280    $157,749       $161,120     $179,473
Net revenue                                          104,477      109,198      98,349        108,145      123,258
Income from continuing operations                      2,491        5,438       2,607          6,689       10,428
Income per share from continuing operations              .36          .77         .35            .86         1.31
Net income (loss)                                      1,157        5,624       (205)          5,923       10,310
Earnings (loss) per share of common stock                .17          .80       (.03)            .76         1.30
Working capital                                       82,320       76,328      72,793         76,250       75,537
Total assets                                         118,807      120,745     112,926        121,108      124,205
Stockholders' equity                                 100,081       96,770      93,650        101,098      100,976
Weighted average shares outstanding                    6,990        7,050       7,458          7,779        7,931
Stockholders' equity per share                         14.32        13.73       12.56          12.99        12.73

The Company has never paid cash dividends on its common stock and has no present intention to pay cash dividends in the foreseeable future.

1 Amounts for fiscal 1993 and 1992 have been restated to reflect the discontinued manufacturing operations. Amounts for fiscal 1995, 1994, 1993, and 1992 have been restated to reflect the discontinued laboratory operations.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth for the years indicated the percentage of net revenues represented by certain items reflected in the Company's consolidated statements of operations and the percentage change in each item from the prior year. This table and subsequent discussion should be read in conjunction with the Financial Highlights and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere herein.

                                                                                                Year-to-year
                                                       Percentage of net revenue          Percentage changes
                                                       -------------------------          ------------------
                                                                     Years ended                Fiscal years
                                                                     -----------                ------------
                                                  April 27,  April 29,  April 30,            1996       1995
                                                       1996       1995      1994          vs.1995    vs.1994
                                                       ----       ----      ----          -------    -------
Net revenue                                          100.0%     100.0%    100.0%            (4.3)%     11.0%
Cost of net revenue                                   61.4       57.1      57.3              2.9       10.6
Gross profit                                          38.6       42.9      42.7            (13.9)      11.7
Selling, general and administrative expenses          36.8       36.3      38.6             (3.0)       4.4
Provision for restructuring and consolidation          0.0        0.0       5.1              0.0     (100.0)
License and other income                               0.8        0.6       3.2             24.9      (78.6)
Income before investment and other income              2.6        7.2       2.2            (65.4)       *



                                                          14




Income from continuing operations
   before provision for income taxes                   4.0        8.3       4.0            (54.0)     131.9
Income from continuing operations                      2.4        5.0       2.6            (54.2)     108.6
Income (loss) from discontinued operations            (1.3)       0.2      (2.9)            *           *
Net income (loss)                                      1.1        5.2       (.2)           (79.4)       *

* Percentages not meaningful.

RESULTS OF OPERATIONS

General
- -------

The Company's services are primarily related to the assessment and remediation of contaminated soil and groundwater for customers in a variety of industries and for federal and state governments. The demand for the Company's services is a result of governmental regulation and enforcement and related to hazardous contaminants in the environment.

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

Net revenue includes fees billed for services provided directly by the Company and fees charged by the Company for arranging and managing subcontractor services. Cost of net revenue includes professional salaries incurred in rendering services to customers, other direct labor, purchases of equipment and materials, and certain direct and indirect overhead costs. Selling, general and administrative expenses include management salaries, facility costs, and clerical and administrative overhead. License and other income include license and royalty income earned on the Company's intellectual property and income from equity investments in the environmental industry.

The Company's results may fluctuate from quarter to quarter. Factors influencing such variations include: spending decisions by major customers, delays in the release of committed projects, modifications of delivery orders issued by contracting government entities, weather, holidays and vacation time which limit the amount of time Company personnel and subcontracted services have in the field.

At April 27, 1996, the Company had 58 consulting offices in 31 states and 6 foreign countries. Additionally, the Company's joint venture with a German company had offices in Germany, Austria and Hungary. Total employees decreased by 388 to 1,264 at fiscal 1996 year-end from 1,652 at fiscal 1995 year-end, reflecting the sale of the laboratory operations as well as a reduction in consulting staff.

On December 11, 1995, the Company reached an agreement with Fluor Daniel, Inc. for Fluor Daniel to acquire approximately 55% of the Company. Under the terms of the agreement, Fluor Daniel contributes cash of $35 million along with the ownership of its Fluor Daniel Environmental Services, Inc. unit to the Company. As part of the transaction, the Company undergoes a recapitalization and current shareholders receive a cash distribution of $8.62, or approximately $60 million in aggregate, and 0.5274 of the "new" share in the Company in exchange for each "old" share of stock. The Company issued an option to Fluor Daniel in connection with the agreement for Fluor Daniel to acquire 1,366,000 shares of $17.00 per share, which is exercisable between December 11, 1996 and December 11, 1998. The agreement with Fluor Daniel is subject to the approval of shareholders and other customary conditions. A proxy statement was mailed in the beginning of April for a shareholders meeting to be held May 10, 1996. Upon approval, the Company will change its name to "Fluor Daniel GTI, Inc."

In the first quarter of fiscal 1996, the Company determined that a captive laboratory did not provide a strategic advantage to either the Company or GTEL Environmental Laboratories, Inc., the Company's analytical laboratory business. Effective December 31, 1995, the Company sold GTEL to Nytest Environmental Inc. and has accounted for the business as a discontinued operation. Results of operations of the GTEL laboratory business have been reflected in the loss from discontinued operations and have been removed from the continuing operations portion of the consolidated statements of operations. The net assets of the discontinued operation have been shown separately on the balance sheet at April 29, 1995.

1996 COMPARED TO 1995
- ---------------------

Gross revenue was $168.9 million for fiscal 1996, a decrease of 5% as compared to gross revenue of $178.3 million for fiscal 1995. Net revenue was $104.5 million, a decrease of 4% from $109.2 million in the prior fiscal year. The reduction in revenues reflect the general state of the industry as revenues have been impacted by reduced government spending and lessened regulatory enforcement.


Gross profit for fiscal 1996 was $40.3 million, a decrease of 14% compared to $46.9 million for fiscal 1995. As a percentage of net revenue, gross profit for fiscal 1996 was 39%, compared to 43% in fiscal 1995. A reduction in total hours billed in 1996 of 5% was due to a decrease in consulting headcount of 195 people from the end of fiscal 1995 as well as a total company utilization rate of 55% in fiscal 1996 as compared to a 56% rate in fiscal 1995. The decrease in gross profit, year over year, reflects the competitive pressure on market pricing which continues to push profit margins downward as well as the impact of reduced revenues on productivity.

Selling, general and administrative expenses were $38.5 million, or 37% of net revenue, in fiscal 1996, compared to $39.6 million, or 36% of net revenue in the prior year. The Company executed its restructuring activities according to plan during the year, and the reserve was depleted as of April 27, 1996. Reduced operating profits resulted in a decrease of profit sharing cost which was approximately $214,000 in fiscal 1996 as compared to $837,000 in fiscal 1995. Operating expenses were also reduced by approximately $214,000 in group health costs as well as $605,000 in depreciation expense due to assets becoming fully depreciated. Total net costs of remediation research and development activities for fiscal 1996 were $914,500 as compared to $975,400 for fiscal 1995.

License and other income was $853,000 for fiscal 1996 compared to $682,000 for the same period of the prior year. An increase of $197,000 in royalty income from the Company's licensing agreement with Kurita Water Industries Ltd. of Japan is the primary reason for the change in license income.

Investment income increased to $1,419,000 in fiscal 1996 from $1,138,000 for the same period in the prior year. The increase in investment income was primarily due to the increase in cash available for investments.

The Company's effective tax rate for continuing operations was 40% for the period ended April 27, 1996 as compared to a 39.8% tax rate for the period ended April 29, 1995.


1995 COMPARED TO 1994
- ---------------------

Gross revenue increased to $178.3 million for fiscal 1995, an increase of 13% as compared to gross revenue of $157.7 million for fiscal 1994. Net revenue was $109.2 million, an increase of 11% from $98.3 million in the prior fiscal year.

Management believes the increase in gross revenues for fiscal 1995 as compared to the prior year reflected improved economic conditions, recent acquisitions, and the Company's success in increasing work with industrial/ commercial , government, and international customers. Rebillable activity in fiscal 1995 increased primarily due to the elimination of the Company's internal drilling resources, the sale of the Company's internal equipment manufacturing division, and the closing of one laboratory during fiscal 1994.

Gross profit for fiscal 1995 was $46.9 million, an increase of 12% compared to $42.0 million for fiscal 1994. As a percentage of net revenue, gross profit for both fiscal 1995 and fiscal 1994 was 43%. The increase in gross profit reflected an increase in utilization by the Company's work force, decreases in health and commercial insurance expenses, and improvements in laboratory performance. Company utilization increased to 56% in fiscal 1995 from 54% in fiscal 1994.

Selling, general and administrative expenses were $39.6 million, or 36% of net revenue in fiscal 1995, compared to $38.0 million, or 39% of net revenue in the prior year. During the second quarter of fiscal 1995, the Company completed the consolidation of five operating locations. Management believes this action will contribute to the reduction of operating costs as a percentage of net revenue in the future.

The Company executed its restructuring activities according to plan during the year. The remaining reserve was for contractual costs under lease arrangements. In fiscal 1995, nonbilled travel decreased $300,000 and management will continue to search for areas of savings. Total net costs of remediation research and development activities for fiscal 1995 were $975,400 as compared to $1,132,000 for fiscal 1994.

The Company introduced a profit sharing program in May 1994 that distributes 10% of pre-tax operating income to its employees at the end of the second and fourth quarters of each fiscal year, which management believes motivates employees to further reduce overall operating costs as a percentage of net revenue. The profit sharing cost was approximately $837,000 in fiscal 1995.

On May 26, 1994, the Company acquired all of the outstanding stock of Hall Southwest Corporation, an environmental consulting firm based in Austin, Texas. The stock purchase agreement provided for the payment of cash and stock on the closing date, and provides for contingent cash and stock payments over three years from the closing date. On February 28, 1995, the Company acquired the assets of the Hazardous Waste Division of Chester Environmental, Inc., based in Pittsburgh, Pennsylvania. The asset purchase agreement provides for the payment of cash on the closing date, and provides for contingent cash payments over two years from the closing date. The contingent payments of each acquisition have been included in goodwill when incurred. The acquisitions were not material to the Company's financial position and the accounts have been included in the accompanying financial statements since the dates of the acquisitions, May 1994 and March 1995, respectively.

License and other income was $683,000 for fiscal 1995 compared to $3,186,000 for the same period of the prior year. The decrease primarily reflects the completion of the transfer of technology and related training associated with the Company's licensing agreement with Kurita Water Industries Ltd.
during fiscal 1994.

Investment income decreased to $1,138,000 in fiscal 1995 from $1,735,000 for the same period in the prior year. The decrease in investment income was primarily due to the decrease in cash available for investments.

The Company's effective tax rate was 39.6% for the period ended April 29, 1995 as compared to a 33.3% tax rate for the period ended April 30, 1994. The increase in the tax rate was principally due to a decrease in interest income exempt from federal tax, increases in non-deductible expenses and an increase in operating income.

Inflation/Foreign Currency Transactions
- ---------------------------------------

The Company's  operations have not been, and in the  foreseeable  future are not
expected  to  be,   materially   affected  by  inflation,   changing  prices  or
fluctuations in the exchange rates for foreign currency transactions.

Liquidity and Capital Resources
- -------------------------------

At April 27, 1996, the Company's primary source of liquidity was $36.7 million in cash, cash equivalents and marketable securities, an increase of $10.8 million, compared to $25.9 million at April 29, 1995. The Company has no long-term borrowings. In conjunction with the transactions with Fluor Daniel, Inc., the Company expects to distribute $26.75 million of its cash to its shareholders, along with the $33.35 million to be contributed by Fluor Daniel, in the recapitalization of the Company, providing shareholders with approximately $60.1 million in cash.

Approximately $10.5 million in net cash was generated from operating activities during fiscal 1996, principally due to the improvement in accounts receivable balances during the year. The decrease in accounts receivable balances during fiscal 1996 was primarily attributable to improvements in the collections process within the Company as well as the reduction in unbilled revenue related to the government services unit. The Company generated approximately $8.4 million to fund operating activities for the same period in fiscal 1995, primarily due to growth in net income.

At April 27, 1996, the Company's working capital increased to $82.3 million from $76.3 million at April 29, 1995. The increase in working capital can be attributed mainly to the increase in federal income tax recoverable due to a federal tax refund of $1.5 million. Total assets decreased to $118.8 million at April 27, 1996 from $120 million at April 29, 1995. Total assets decreased mainly due to decreases in property, plant and equipment related to laboratory closings and the sale of the GTEL laboratory business to Nytest Environmental Inc.

Cash flows from investing activities increased to $13.7 million in fiscal 1996 as compared to $104,000 in the prior year, mainly due to all investments in debt and equity securities being sold in April of fiscal 1996 to fund the recapitalization of the Company. Although the Company had no material commitments for capital expenditures at April 27, 1996, the Company anticipates that capital expenditures of approximately $4.0 million will be made in fiscal 1997, principally for the general expansion of operations and replacement of depreciated assets.

The Company used cash to finance the purchase of 70,000 shares of its common stock during the year ended April 27, 1996, as compared to 248,000 shares purchased during the year ended April 29, 1995. Cash flows from financing activities were provided from the sale of stock under the Company's employee stock purchase plan and the exercise of previously awarded stock options. In December 1995, the Company received $1.65 million from Fluor Daniel in exchange for an option to purchase 1.366 million shares of the Company at $17 per share (to be adjusted after the recapitalization), which is exercisable between December 1996 and December 1998.

Funding requirements for operations and future growth are expected to be met from existing cash and cash generated from operations. The Company believes that cash provided from these areas will be sufficient to meet its operating requirements for the near term. The Company also secured a $10 million revolving line of credit with a bank in the fourth quarter of fiscal 1996, which adds additional funding capabilities for the future should it be required. Borrowings under the line of credit are unsecured, and the Company is required to maintain certain financial ratios and minimum levels of net worth. The Company is also prohibited from paying cash dividends or repurchasing stock if the financial requirements would be breached as a result of such actions.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Information called for by this item is set forth in the Company's Consolidated Financial Statements and supplementary data contained in this report and is incorporated herein by this reference. Specific financial statements and supplementary data can be found at the pages listed in the following index.

                        Index                                              Page
                        -----                                              ----

Reports of Independent Auditors.............................................F-2

Consolidated Statements of Operations for each of the three
years in the period ended April 27, 1996....................................F-3

Consolidated Balance Sheets at April 27, 1996 and April 29, 1995............F-4

Consolidated Statements of Cash Flows for each of the three
years in the period ended April 27, 1996....................................F-5

Consolidated Statements of Stockholders' Equity for each
of the three years in the period ended April 27, 1996.......................F-6

Notes to Consolidated Financial Statements..................................F-7

Selected Quarterly Financial Data (unaudited)..............................F-16

Schedule VIII - Valuation and Qualifying Accounts...........................S-1


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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item,  other than the information  appearing in
Part I hereof in "Executive Officers", may be found in the section captioned, "Election of Directors" in the Company's definitive Proxy Statement in connection with the 1996 Annual Meeting of Stockholders to be held on September 18, 1996. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to this item may be found in the section captioned, "Executive Compensation" in the Company's definitive Proxy Statement in connection with the 1996 Annual Meeting of Stockholders to be held on September 18, 1996. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item may be found in the sections captioned, "Share Ownership of Principal Holders and Management" and "Election of Directors" in the definitive Proxy Statement in connection with the 1996 Annual Meeting of Stockholders to be held on September 18, 1996. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item may be found in the section captioned, "Executive Compensation" in the definitive Proxy Statement in connection with the 1996 Annual Meeting of Stockholders to be held on September 18, 1996. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

          (1) FINANCIAL STATEMENTS:

          The list of financial statements required by this item is set forth in
Item 8 "Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference.

          (2) FINANCIAL STATEMENT SCHEDULE:

                                                                                                           Location in
                                                                                                           this Report
                                                                                                           -----------
              Schedule VIII - Valuation and Qualifying Accounts...............................................S-1

          All other schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

          (3) EXHIBITS:

          The following exhibits are filed herewith or incorporated by reference as indicated below.

        Number              Description of Exhibit
        ------              ----------------------
          3.01             Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to
                           Current Report on Form 8-K for May 10, 1996 with the Securities and
                           Exchange Commission and incorporated herein by reference).

          3.02             By-Laws, as amended (filed as Exhibit 3.2 to Current Report on Form 8-K for
                           May 10, 1996 with the Securities and Exchange Commission and incorporated herein by reference).

          10.01*           Amended and Restated 1986 Employee Stock Purchase Plan, as amended.

          10.02*           Amended and Restated 1986 Employee Stock Purchase Plan Enrollment
                           Form.

          10.03*           Amended and Restated 1987 Stock Plan, as amended.

          10.04*           Form of Non-qualified Stock Option Agreement under the Company's
                           Amended and Restated 1987 Stock Plan.

          10.05*           Amended and Restated 1995 Director Stock Option Plan, as amended.

          10.06*           Form of Option Agreement under the Company's Amended and Restated
                           1995 Director Stock Option Plan.

          10.07*           Retirement  Savings Plan of the  Company,  as amended (filed as Exhibit 10.10 to Annual Report on Form 10-K for the year  ended May 2, 1993 with the
                           Securities and Exchange  Commission and  incorporated  herein by reference).

          10.08*           Amendment to Retirement Savings Plan of the Company (filed as Exhibit
                           10.11 to Annual Report on Form 10-K for the year ended April 29, 1995 with the Securities and Exchange Commission and incorporated herein by reference).

          10.09*           Employment Agreement between the Company and Walter C. Barber.

          10.10*           Form of Employment Agreement between the Company and each of its
                           Executive Officers.

          10.11*           Restricted Stock Award Agreement under the Company's Amended and
                           Restated 1987 Stock Plan between the Company and Walter C. Barber.


                                                          22




          10.12*           Non-Qualified Option Agreement under the Company's Amended and
                           Restated 1987 Stock Plan between the Company and Walter C. Barber.

          10.13*           Profit Sharing Plan (filed as Exhibit 10.14 to Annual Report on Form 10-K for the year ended April 29, 1995 with the Securities and Exchange
                           Commission and incorporated herein by reference) .

          10.14            Lease for 100 River Ridge Drive, Norwood, Massachusetts (filed as Exhibit
                           10.15  to  Annual Report  on Form  10-K for the year  ended May 2, 1992 with the  Securities  and  Exchange  Commission  and incorporated herein by reference).

          10.15            Third  Amendment  to Lease for 100 River Ridge Drive, Norwood,
                           Massachusetts  (filed as  Exhibit  10.13 to Annual  Report on Form 10-K for the
                           year ended  April 29, 1995 with the Securities and Exchange  Commission and incorporated herein by reference).

          10.16            Fourth Amendment to Lease for 100 River Ridge Drive, Norwood,
                           Massachusetts.

          10.17            Revolving Credit Agreement and Revolving Time Note, each dated April 4,
                           1996 between the Company and Fleet National Bank.

          10.18            Investment  Agreement  dated as of December  11, 1995 between  the  Company and Fluor  Daniel,  Inc.  (with respect to Section 6.3 thereof) (filed as
                           Exhibit 2.1 to Quarterly Report on Form 10-Q for the period ended
                           January 27,  1996 with the  Securities  and  Exchange Commission and incorporated herein by reference).

          10.19            Option Agreement dated as of December 11, 1995 between the Company and
                           Fluor Daniel, Inc. (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended January 27, 1996 with the Securities and Exchange
                           Commission and incorporated herein by reference).

          10.20            First Amendment to Option Agreement dated as of May 30, 1996 between the
                           Company and Fluor Daniel, Inc.

          10.21            Marketing Agreement dated as of May 10, 1996 between the Company and
                           Fluor Daniel, Inc. (filed as Exhibit 10.2 to Current Report on Form 8-K for
                           May 10, 1996 with the Securities and Exchange Commission and incorporated herein by reference).

          21.1             Subsidiaries of the Company.


                                                          23




          23.1             Consent of Coopers & Lybrand LLP.

          23.2             Consent of Ernst & Young LLP.

          27               Financial Data Schedule.

- --------

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

    (B)  REPORTS ON FORM 8-K.  None for the quarter ended April 27, 1996.

    (C) EXHIBITS. The Company hereby files as exhibits to this Annual Report on Form 10-K those exhibits listed in Item 14(a)(3) above.

    (D) FINANCIAL STATEMENT SCHEDULES. The response to this portion of Item 14 is submitted as a separate section of this report.


                                       24




                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FLUOR DANIEL GTI, INC.




                                     by /s/ Walter C. Barber
                                        ----------------------------------------
                                        WALTER C. BARBER
                                        President and Chief Executive Officer
July 22, 1996



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                      TITLE                                              DATE
- ---------                                      -----                                              ----
/s/ Walter C. Barber                           President and
- ---------------------------------              Chief Executive Officer
WALTER C. BARBER                               (Principal Executive  Officer)                     July 22, 1996


                                               Vice President,
/s/ Robert E. Sliney, Jr.                      Chief Financial Officer, and
- ---------------------------------              Treasurer (Principal Financial Officer
ROBERT E. SLINEY, JR.                          and Principal Accounting Officer)                  July 22, 1996



/s/ David L. Myers                             Chairman of the Board                              July 22, 1996
- ---------------------------------
DAVID L. MYERS


                                               Director                                           July 22, 1996
/s/Ernie Green
- ---------------------------------
ERNIE GREEN


                                                          25





                                               Director                                           July 22, 1996
/s/ Allan S. Bufferd
- ---------------------------------
ALLAN S. BUFFERD



                                               Director                                           July 22, 1996
/s/ Robert P. Schechter
- ---------------------------------
ROBERT P. SCHECHTER



/s/ James C. Stein                             Director                                           July 22, 1996
- ---------------------------------
JAMES C. STEIN



/s/ J. Michal Conaway                          Director                                           July 22, 1996
- ---------------------------------
J. MICHAL CONAWAY



                                       26




                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                             (ITEM 14(A)(1) AND (2))

                                                                           PAGE
                                                                           ----

   Reports of Independent Auditors..........................................F-2

   Consolidated Statements of Operations for each of the three years in the period ended April 27, 1996.................................F-3

   Consolidated Balance Sheets at April 27, 1996 and April 29, 1995.........F-4

   Consolidated Statements of Cash Flows for each of the three years in the period ended April 27, 1996.................................F-5

   Consolidated Statements of Stockholders' Equity for each
   of the three years in the period ended April 27, 1996....................F-6

   Notes to Consolidated Financial Statements...............................F-7

   Selected Quarterly Financial Data (unaudited)...........................F-16

   Schedule VIII - Valuation and Qualifying Accounts. . ....................S-1


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and, therefore, have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Fluor Daniel GTI, Inc.

We have audited the accompanying consolidated balance sheet of Fluor Daniel GTI, Inc. as of April 27, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Fluor Daniel GTI, Inc. for the years ended April 29, 1995 and April 30, 1994 were audited by other auditors whose report, dated May 26, 1995, expressed an unqualified opinion on those statements and included an explanatory paragraph that described a change in the Company's method for accounting for income taxes discussed in Note 7 to the consolidated financial statements. We also reviewed the adjustments described in
Note 11 that were applied to restate the years ended April 29, 1995 and April 30, 1994 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluor Daniel GTI, Inc. at April 27, 1996, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Boston, Massachusetts
May 23, 1996

/s/ Coopers & Lybrand LLP





Board of Directors and Stockholders
Fluor Daniel GTI, Inc.

We have audited the accompanying consolidated balance sheet of Fluor Daniel GTI, Inc., formerly Groundwater Technology, Inc., as of April 29, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended April 29, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain a reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluor Daniel GTI, Inc. at April 29, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 29, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, in 1994 the Company changed its method of accounting for income taxes.


                                                   ERNST & YOUNG LLP


Boston, Massachusetts
May 26, 1995

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended April 27, 1996, April 29, 1995, and April 30, 1994
(In thousands, except per share amounts)
                                                                             1996           1995          1994
                                                                             ----           ----          ----
Gross revenue                                                            $168,939       $178,280      $157,749
Cost of subcontracted services                                             64,462         69,082        59,400
                                                                         ---------      ---------     --------

Net revenue                                                               104,477        109,198        98,349

Cost of net revenue                                                        64,133         62,339        56,388
                                                                          --------      ---------     --------

Gross profit                                                               40,344         46,859        41,961

Selling, general and administrative expenses                              (38,465)       (39,646)      (37,986)
Provision for restructuring and consolidation (note 10)                       --             --         (5,000)
License and other income, net (note 6)                                        853            682         3,186
                                                                        ----------        -------   ----------

Income from continuing operations                                           2,732          7,895         2,161
Investment and other income, net                                            1,419          1,138         1,735
                                                                        ----------     ----------    ---------

Income from continuing operations
  before provision for income taxes                                         4,151          9,033         3,896

Provision for income taxes (note 8)                                         1,660          3,596         1,289
                                                                        ---------      ----------     --------

Net Income from continuing operations                                       2,491          5,438         2,607
                                                                        ----------     ----------    ---------

Discontinued operations, net of applicable taxes (note 8, 11):
     Gain (loss) from operations                                           (1,334)           186        (2,359)
     Loss on disposal                                                         --             --           (453)
                                                                    -------------- -------------- -------------

Loss from discontinued operations                                          (1,334)           186        (2,812)
                                                                        ----------   ------------   -----------

Net income (loss)                                                       $   1,157     $    5,624      $   (205)
                                                                        ==========    ===========     =========

Earnings (loss) per common share:
     Income from continuing operations                                   $    .36       $    .77      $    .35
     Income (loss) from discontinued operations                              (.19)           .03          (.38)
                                                                      ------------     ----------    ----------

                                                                         $    .17        $   .80    $     (.03)
                                                                         =========       ========   ===========

Shares used to compute earnings per common share                            6,990          7,050         7,458
                                                                         =========      =========      ========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
April 27, 1996 and April 29, 1995
(In thousands, except share amounts)

Assets                                                                                      1996          1995
- ------                                                                                      ----          ----
Current assets:
Cash and cash equivalents                                                            $    36,729      $ 10,747
Marketable securities (note 2)                                                                --        15,173
Accounts receivable, less allowance of
  $2,063 at April 27, 1996 and $3,100 at April 29, 1995                                   38,730        46,139
Unbilled revenues (note 3)                                                                16,835        21,172
Deferred income taxes                                                                      1,220         1,776
  Other current assets                                                                     5,255         3,453
                                                                                      -----------   ----------

Total current assets                                                                      98,769        98,460

Deferred income taxes                                                                      2,277         1,843

Property, plant and equipment, net (note 4)                                                8,634        14,193

Other assets, net of accumulated amortization
  of $623 at April 27, 1996 and $339 at April 29, 1995 (note 5)                            9,127         6,249
                                                                                      ----------    ----------

                                                                                        $118,807      $120,745
                                                                                        ========      ========
Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
Accounts payable                                                                      $    8,636   $    10,989
Accrued salaries and benefits                                                              2,710         4,441
Other accrued liabilities                                                                  7,006         8,050
Income taxes payable                                                                         374           495
                                                                                     ------------  -----------

Total current liabilities                                                                 18,726        23,975

Commitments and contingencies (note 9)                                                        --            --

Stockholders' equity (note 12):

Preferred stock, $.01 par value, 1,000,000 shares
  authorized, none issued                                                                     --            --
Common stock, $.01 par value, 25,000,000 shares
  authorized, 8,098,748 issued at April 27, 1996
  and 8,078,748 issued at April 29, 1995                                                      81            80
Capital in excess of par value                                                            55,965        54,315
Retained earnings                                                                         62,069        60,980
Treasury stock, at cost, 1,127,264 shares at
  April 27, 1996 and 1,145,116 shares at April 29, 1995                                  (17,108)      (17,353)
Cumulative currency translation adjustment                                                  (926)       (1,252)
                                                                                        ---------   -----------

Total stockholders' equity                                                               100,081        96,770
                                                                                     ------------     --------

                                                                                        $118,807      $120,745
                                                                                        ========      ========

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended April 27, 1996, April 29, 1995, and April 30, 1994
(In thousands)
                                                                                 1996         1995           1994
                                                                                 ----         ----           ----
Cash flows from operating activities:
Net income (loss)                                                            $ 1,157      $  5,624         $ (205)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization                                             5,834         8,029          8,205
     Allowance for doubtful accounts and credit memos                           (197)         (200)          (336)
     Deferred income taxes                                                     (122)         1,053           (560)
     Loss from discontinued operations                                            --            --          1,058

Changes in operating assets and liabilities, net of effects of acquisitions and discontinued operations:
     Accounts receivable and unbilled revenues                                11,943        (9,651)       (15,832)
     Other current assets                                                     (1,559)         (483)         1,093
     Other assets                                                             (1,350)           --             --
     Accounts payable                                                         (2,353)        4,698           (771)
     Accrued salaries and benefits                                            (1,731)          980            300
     Other accrued liabilities                                                (1,044)       (1,722)           (75)
     Income taxes payable                                                       (121)           60           (188)
                                                                        -------------       -------       --------

Net cash provided by (used in) operating activities                           10,457         8,388         (7,311)

Cash flows from investing activities:
  Expenditures for property, plant and equipment                              (4,137)       (4,213)        (6,998)
  Sale of marketable securities                                               39,078        12,650         22,261
  Purchase of marketable securities                                          (23,729)       (2,200)       (18,810)
  Assets acquired, net of cash acquired                                       (1,303)       (5,855)            --
  Proceeds from sale of discontinued operations                                1,000           --            1,627
   Investment in joint ventures                                                 (319)
  Other                                                                        3,079          (278)           149
                                                                          -----------   -----------       -------

Net cash provided by (used in) investing activities                           13,669           104         (1,771)

Cash flows from financing activities:
  Purchase of treasury stock                                                    (893)       (3,238)        (7,694)
  Proceeds from issuance of Stock warrants                                     1,650            --             --
  Proceeds from sale of stock under employee
     stock plans and payments on employee notes                                  773           579            704
                                                                         ------------    ----------     ---------

Net cash provided by (used in) financing activities                            1,530        (2,659)        (6,990)

Effect of exchange rate changes on cash and cash equivalents                     326             5           (253)
                                                                         ------------    ----------     ----------

Net increase(decrease) in cash and cash equivalents                           25,982         5,838        (16,325)

Cash and cash equivalents at beginning of year                                10,747         4,909         21,234
                                                                         ------------     ---------      --------

Cash and cash equivalents at end of year                                    $ 36,729      $ 10,747        $ 4,909
                                                                            =========     =========       =======

Supplemental disclosures of cash flow information:
Income taxes paid                                                          $   2,188     $   2,731       $    538

Non-Cash Investing Activities:
  Reissued $180 of Treasury Stock related to prior acquisition.

The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended April 27, 1996, April 29, 1995, and April 30, 1994
(In thousands, except share amounts)



                                                1996                         1995                          1994
                                    -------------------------- ------------------------------  --------------------------
                                         Shares        Amount          Shares        Amount         Shares         Amount
- -------------------------------------------------------------------------------------------------------------------------
Common stock
   Balance at beginning of year       8,078,748   $        80       8,061,996   $         80     8,023,121     $       80
   Shares issued under stock plans       20,000             1          16,752             --        38,875             --
                                      ---------   -----------       ---------   ------------    ----------     ----------

   Balance at end of year             8,098,748   $        81       8,078,748   $         80     8,061,996     $       80
                                      =========   -----------       =========   ------------    ==========     ----------

Capital in excess of par value
   Balance at beginning of year                   $    54,315                   $     54,113                   $   53,409
   Shares issued under stock plans                         --                            202                          704
   Warrants                                             1,650                             --                           --
                                                  ------------                  ------------                   ----------

   Balance at end of year                         $    55,965                   $     54,315                   $   54,113
                                                  ------------                  ------------                   ----------

Retained earnings
   Balance at beginning of year                   $    60,980                   $     55,525                   $   55,730
   Net income (loss)                                    1,157                          5,624                         (205)
   Unrealized gain/(loss) on
     marketable securities                                117                           (117)                          --
   Shares issued under stock plans                       (185)                           (52)                          --
                                                  ------------                  ------------                   ----------

   Balance at end of year                         $    62,069                   $     60,980                   $   55,525
                                                  ------------                  ------------                   ----------

Treasury stock
   Balance at beginning of year      1,145,116    $   (17,353)        947,500   $    (14,804)      367,500     $   (7,110)

   Purchase of common stock             70,000           (893)        248,000         (3,238)      560,000         (7,694)
   Shares issued to employees          (87,852)         1,138         (50,384)           689            --             --
                                     ---------    -----------       ---------   ------------     ---------     ----------


   Balance at end of year            1, 127,264    $  (17,108)      1,145,116   $    (17,353)     (947,500)    $  (14,804)
                                    ===========    ----------       =========   ------------     =========     ----------

Cumulative currency translation
 adjustment
   Balance at beginning of year                    $   (1,252)                  $     (1,264)                  $   (1,011)
   Currency translation adjustment                        326                             12                         (253)
                                                   ----------                   ------------                   ----------

   Balance at end of year                          $     (926)                  $     (1,252)                  $   (1,264)
                                                   ----------                   ------------                   ----------

Total stockholders' equity                         $  100,081                   $     96,770                   $   93,650
                                                   ==========                   ============                   ==========


The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS The Company's services are primarily related to the assessment and remediation of contaminated soil and groundwater for customers in a variety of industries and for federal and state governments.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Fluor Daniel GTI, Inc. (known as "Groundwater Technology, Inc." at April 27, 1996) and its wholly-owned subsidiaries (the Company). All material intercompany transactions and accounts have been eliminated. Certain prior period amounts have been reclassified to conform with current period presentation. The Company utilizes a 52/53 week fiscal year ending on the Saturday closest to April 30. Fiscal 1996, 1995 and 1994 were 52-week years. The Company accounts for its investments in unconsolidated affiliated companies under the equity method.

CASH AND CASH EQUIVALENTS Cash and cash equivalents consist of cash on hand, demand deposit accounts, and investments in tax-exempt money market funds and tax-exempt municipal bonds having original maturities of three months or less, or which contain a put option which can be exercised at par within three months of the date of acquisition. These investments are highly liquid and are considered cash equivalents. Cash equivalents are stated at cost which approximates market.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION Property, plant and equipment are stated at cost. Repairs and maintenance costs are charged to operations when incurred, while betterments are capitalized. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets. The estimated useful life of each class of asset is as follows:

        Land, building and equipment                                 25 years
        Leasehold improvements                                      1-7 years
        Machinery and equipment                                       3 years
        Laboratory equipment                                          7 years
        Furniture, fixtures and computer equipment                  3-5 years
        Rental equipment                                              2 years

Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

INTANGIBLES Intangibles are included in other assets and consist principally of goodwill and other intangible assets resulting from acquisitions. Amortization is computed on a straight-line basis over five to twenty years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.




TRANSLATION OF FOREIGN CURRENCIES AND FOREIGN EXCHANGE TRANSACTIONS For non-U.S. operations, the functional currency is the applicable local currency. The translation of the functional currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the reporting period. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated. Gains or losses resulting from foreign currency transactions are included in the results of operations.

EARNINGS PER COMMON SHARE The calculation of earnings per common share is based on the weighted average number of shares outstanding, including all common stock and stock options outstanding considered to be common stock equivalents. In periods in which a loss is incurred, common stock equivalents are excluded as the effect would be anti-dilutive. Primary and fully diluted net income per share data are the same for each period presented.

REVENUE RECOGNITION Revenue is recognized when services are performed. Certain government projects are accounted for on a percent complete basis. Equipment rental revenue is recognized over the rental period.

LICENSE AND OTHER INCOME License and other income includes license and royalty income earned on the Company's intellectual property and income from equity investments in the environmental industry.

RISK AND UNCERTAINTIES Credit is extended based on an evaluation of the customer's financial condition, with terms consistent in the industry and normally collateral is not required. Losses from credit sales are provided for in the financial statements and have been consistently within the allowance provided. The preparation of financial statements in conformity with generally accepted accounting principles requires management to provide estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

NEWLY ISSUED ACCOUNTING STANDARDS In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. While the Company is reviewing the adoption and impact of SFAS 123, it expects to adopt the disclosure only alternative and accordingly this standard will have no impact on the Company's results of operations or its financial position.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). This statement establishes financial accounting and reporting standards for the recognition of impairment losses for long-lived assets and certain identified intangibles when the carrying amount of these assets may not be recoverable. While the Company is reviewing the adoption and impact of FAS 121, it does not expect the adoption to have an impact on the Company's results of operations or its financial position.



NOTE 2
MARKETABLE SECURITIES

The Company accounts for its investments under the provision of Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are classified as available-for-sale securities and recorded at current market value with an offsetting adjustment included in stockholders' equity.

Marketable securities consisted principally of municipal obligations which contain a put option that can be exercised at par with various maturity dates. The Company considers these investments, which represent funds available for current operations, an integral component of its cash management activities. The investments in municipal obligations represent principally "A" rated or better investment grade securities with no significant concentrations in any one issue.

At the end of April 27, 1996, proceeds from sales of securities available for sale were approximately $39,195,000. Net gains realized were $117,000.

At April 29, 1995, investments in debt and equity securities were stated at their fair value of $15,172,737. Gross unrealized holding losses at April 29, 1995 were $116,652. The amortized cost basis of investments aggregated
$15,289,389. In addition, included in cash and cash equivalents are debt securities with a fair value of approximately $4,794,000.

NOTE 3
UNBILLED REVENUES

Unbilled revenues represent amounts earned under the Company's contracts but not billed or not yet billable to customers according to contract terms, which usually consider passage of time, achievement of certain project milestones or completion of the project. The unbilled revenues at April 27, 1996 are expected to be billed and collected within one year.

NOTE 4
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(In thousands)                                          1996               1995
- --------------------------------------------------------------------------------
Land, buildings and improvements                     $ 1,911            $ 1,848
Leasehold improvements                                 1,851              4,217
Machinery and equipment                                2,076              1,982
Laboratory equipment                                     550              9,304
Furniture, fixtures and computer equipment            22,475             24,301
Rental equipment                                       9,338              7,582
                                                   ---------           --------
                                                      38,201             49,234
Less accumulated depreciation                         29,567             35,041
                                                   ---------            -------
                                                     $ 8,634            $14,193
                                                     =======            =======

Depreciation expense was $5,983,000, $7,864,000 and $7,976,000 in fiscal years 1996, 1995 and 1994, respectively.

NOTE 5
ACQUISITIONS

During the year ended April 29, 1995, the Company acquired two environmental consulting and remediation firms, one for cash plus future payments and one for cash and stock plus future payments. These acquisitions were accounted for as purchases and were not material, individually or in the aggregate, to the consolidated financial position or results of operations from the dates of acquisition (May 1994 and March 1995). The total costs in excess of net tangible assets acquired aggregated approximately $2,564,000 and are being amortized over periods of the expected benefit, not to exceed 20 years. The contingent payments of each acquisition are included in goodwill when incurred. In fiscal 1996, a total of $952,000 was made in contingent payments related to both acquisitions.

NOTE 6
LICENSE AND OTHER INCOME, NET

A significant portion of license and other income in fiscal 1994 related to a $3,000,000 payment in the third quarter of fiscal 1993 from Kurita Water
Industries Ltd., of Japan, in connection with an exclusive technology license agreement. During both fiscal 1994 and 1993, approximately $1,500,000 of the license revenue was recognized, each year, as the Company's obligations under the agreement were fulfilled during the initial contract period, which ended in March 1994.

NOTE 7
LINE OF CREDIT

At April 27, 1996, the Company had a line of credit with a bank providing for borrowings up to $10,000,000 through April 30, 1999. Borrowings under the line bear interest at the prime rate (8.25% at April 27, 1996) and are unsecured. There have been no borrowings under the line of credit. The full amount of the line of credit was available to the Company at April 27, 1996. The line of credit is unsecured; however, the Compnay is required to maintain certain financial ratios and minimum level of net worth, and the Company's ability to pay dividends to shareholders is restricted.

NOTE 8
INCOME TAXES

Effective May 2, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by Statement of Financial Accounting Standard (SFAS) No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. There was no cumulative effect of adopting SFAS No. 109.

The components of the provision (benefit) for income taxes consisted of the following:

(In thousands)                      1996              1995             1994
- --------------------------------------------------------------------------------
Continuing Operations            $ 1,660           $ 3,596           $1,289
Discontinued Operations:
     Loss from operations           (665)               94           (1,259)
     Loss on disposal                --                --              (297)
                               ----------        ----------         --------
                                 $   995           $ 3,690           $ (267)
                                 ========          ========          =======

The provision for income taxes attributable to continuing operations consisted of the following:

(In thousands)                         1996              1995             1994
- --------------------------------------------------------------------------------
Current:
     Federal                       $  1,127           $ 1,964          $ 1,888
     State and foreign                  411               850              248
                                    --------          --------        --------
                                      1,538             2,814            2,136

Deferred (prepaid):
     Federal and state                  122               782             (847)
                                     -------         ---------         --------
                                    $ 1,660           $ 3,596          $ 1,289
                                    ========          ========         =======

The provisions for income taxes were at rates other than the U.S. federal statutory income tax rate for the following reasons:
                                                    1996        1995       1994
                                                    ----        ----       ----
U.S. federal statutory income tax rate              34.0%       35.0%      35.0%
     %
State income taxes,
     net of federal income tax benefit              5.5          5.7        4.6
Interest income exempt from federal tax            (7.8)        (3.3)     (41.3)
Losses of international subsidiaries                1.5          0.8       31.4
Meals & entertainment                               2.7          0.8        3.4
Goodwill                                             .6          --         --
Other, net                                          3.5          0.8        --
                                                --------    --------   --------
                                                    40.0%       39.8%      33.1%
                                                 =======       =====      =====


Deferred assets, which are included in other current assets, reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company' s deferred tax assets as of April 27, 1996 and April 29, 1995, are as follows (in thousands):

Deferred tax assets                                      1996     1995   1994
                                                         ----     ----   ----

   Depreciation                                        $1,278   $1,843   1,076
   Allowance for doubtful accounts                      1,174    1,308   1,278
   Restructuring and consolidation accruals                25      278   1,051
   Other accrued liabilities                            1,019      190     901
   Alternative Minimum Tax credit carryforward            --        --     358
   Net operating loss carryforwards of
     international subsidiaries                           810      810     664
                                                       ------    ------    ---
   Total deferred tax assets                            4,306    4,429   5,336
   Valuation allowance attributable to net operating
   loss carryforwards of international subsidiaries      (810)    (810)   (664)
                                                       ------   ------   -----

Net deferred tax assets                                $3,496   $3,619  $4,672
                                                       ======   ======  ======

The foreign component of income (loss) before income taxes was $(188,000), $(320,000) and $(1,100,000) in fiscal 1996, 1995, and 1994, respectively. The valuation allowance is attributable to foreign net operating losses which are likely to expire before being utilized and which do not meet the recognition criteria under SFAS No. 109.

NOTE 9
COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS The Company leases virtually all of its facilities under operating leases. Most of these leases have renewal options, and certain of them require increasing rent payments over the term of the lease and payments for additional expenses such as taxes and maintenance. One of the leases also contains a purchase option.
Additionally, the Company leases equipment and vehicles under operating leases.

Future minimum payments under all noncancelable leases are as follows:

(In thousands)
- -----------------------------------------------------
1997                                            4,617
1998                                            2,952
1999                                            2,093
2000                                            1,360
2001 and thereafter                             1,140
                                                -----
                                              $12,162
                                              =======

Rent expense charged to continuing operations was $5,288,000, $5,159,000, and $6,032,000 in fiscal 1996, 1995, and 1994, respectively.

OTHER COMMITMENTS A substantial number of the Company's contracts with its customers require the Company to indemnify the customer for claims, damages, or losses for personal injury or property damage relating to the Company's performance of the contracts unless such injury or damage is solely the result of the customer's negligent or willful acts or omissions. A number of the insurance policies maintained by the Company for this purpose are provided through arrangements which require the Company to indemnify the insurance carrier for all losses and expenses under the policies and to support its indemnity commitments with letters of credit. At April 27, 1996, such letters of credit aggregated $7,324,000, as compared to $7,339,000 at April 29, 1995. In addition, provisions for losses expected under these policies of $2,652,000 and $4,352,000 are included in other accrued liabilities at April 27, 1996 and April 29, 1995, respectively. Management believes an adequate level of insurance coverage has been provided.

CONTINGENCIES In the ordinary course of conducting its business, the Company becomes involved in a number of lawsuits and administrative proceedings, including environmentally related matters. Some of these proceedings may result in fines, penalties or judgments being assessed against the Company which, from time to time, may have an impact on earnings for a particular quarter. The Company does not believe that these matters, individually or in the aggregate, will have a material adverse effect on its operations, cash flows or financial condition.

NOTE 10
PROVISION FOR RESTRUCTURING AND CONSOLIDATION

In July 1993, the Company provided a restructuring charge of $5,000,000. This provision included costs for the consolidation of the Company's two California laboratories, certain asset writeoffs, severance costs for certain employees, lease expense related to excess space, and costs associated with the reorganization of the Company's industrial division, including the provision for losses on certain contracts. The reserve was depleted as of April 27, 1996. As of April 29, 1995, the balance of accrued restructuring and consolidation costs was immaterial and included in other accrued liabilities.

NOTE 11
DISCONTINUED OPERATIONS

DISCONTINUED MANUFACTURING OPERATIONS In the first quarter of fiscal 1994, the Company announced its intention to sell its equipment manufacturing division, ORS Environmental Equipment. The Company recorded a provision for the estimated losses from discontinued manufacturing operations of $605,000 (net of income tax benefit of $395,000), and for the estimated loss on the disposal of the manufacturing operations of $1,058,000 (net of income tax benefit of $692,000). On March 31, 1994, the Company completed the sale of the net assets of the manufacturing operations and received a total of $1,627,000 in cash. As a result, the ultimate loss on disposal was reduced in April 1994 to $453,000 net of related income tax benefit of $297,000.

Information   regarding   the  results  of  the  ORS   Environmental   Equipment
discontinued operations in the fiscal year ended prior to the effective date of the discontinuance is as follows:
                                                                    Year ended
(In thousands)                                                     May 1, 1993
- --------------------------------------------------------------------------------


Revenues                                                                $3,567
Loss from discontinued operations, net of related
      income taxes of $674                                            $(1,025)

DISCONTINUED LABORATORY OPERATIONS In the first quarter of fiscal 1996, the Company announced that it had determined that a captive laboratory did not provide a strategic advantage to either the Company or GTEL Environmental Laboratories, the analytical laboratory business. In the first quarter of fiscal 1996, the loss for the discontinued laboratory business was $196,000. In the second quarter of fiscal 1996, the Company established a plan for disposal of this business and recorded a provision for the estimated losses, for the remaining year, from discontinued laboratory operations of $1,138,000 (net of income tax benefit of $665,000). After retaining certain assets and liabilities, the Company sold the analytical laboratory operations to Nytest Environmental Inc. on December 31, 1995 for $1,000,000 in cash and a $1,094,981 secured convertible note. The note is payable over three years and at an interest rate of 9.5%. Net assets of $4,902,000 for the year ended April 29, 1995 for the discontinued laboratory operations consisted mainly of accounts receivable and property, plant and equipment.

Information regarding the results of the GTEL Environmental Laboratories, Inc. is as follows:

                                                Year ended            Year ended
(In thousands)                              April 27, 1996        April 29, 1995
- --------------------------------------------------------------------------------
Revenues                                       $9,076                 $17,018
Gain (loss) from discontinued operations,
 net of related income taxes of $94           ($1,334)                   $186



NOTE 12
CAPITAL STOCK AND STOCK PLANS

PREFERRED STOCK Terms of the preferred stock will be established at time of issuance.

1987 STOCK PLAN Pursuant to the plan, as amended, 1,600,000 shares of common stock have been reserved for issuance upon the exercise of options or in connection with awards or authorizations to make direct purchases of stock. The plan provides for the granting of both nonstatutory stock options and incentive stock options. The recipients, terms, and option prices are to be determined by the Compensation Committee of the Board of Directors and, in the case of incentive stock options, may not be less than the fair market value of the common stock at the date of grant. The exercise of incentive stock options is limited by the provisions of the plan, but in no case may the exercise period extend beyond ten years from the date of grant.

On September 28, 1993, the Board of Directors authorized the Company to offer to exchange with each holder of stock options granted under the 1987 Stock Plan, a new stock option equal to two thirds of the number of options remaining unexercised under the holder's original grants at the time of the exchange. The option price of each new option granted under this offer was equal to the fair market value of the Company's common stock on the date of authorization, $12.25 per share. The new options included a new four year vesting period commencing on the date of grant.

Information related to the 1987 Stock Plan is summarized as follows:

                                                 Options Outstanding
                                           Shares                   Per Share
                                           ------                   ---------
Balance at May 1, 1993                  1,015,992              $15.50-  26.75
            Granted                       787,538               11.13-  13.25
            Canceled/expired           (1,066,350)              11.13-  26.75
                                     -------------         ------------------
Balance at April 30, 1994                 737,180               11.13-  25.00
            Granted                       279,578               12.75-  13.38
            Exercised                      (8,370)              11.13-  13.25
            Canceled/expired             (108,642)              11.13-  25.00
                                     -------------           ----------------
Balance at April 29, 1995                 899,746               11.13-  25.00
            Granted                       454,800               12.38-  12.38
            Exercised                     (15,506)              11.13-  13.25
            Canceled/expired             (254,229)               11.13- 13.25
                                     -------------           ----------------
Balance at April 27, 1996               1,084,811               $11.13- 13.25
                                     =============            ===============

At April 27, 1996, 363,911 shares were available for grant and 274,102 shares were exercisable under the 1987 stock plan.

1986 EMPLOYEE STOCK PURCHASE PLAN Under the Company's 1986 Employee Stock Purchase Plan, as amended in fiscal 1996, up to 600,000 shares of common stock may be sold to eligible employees. Those individuals employed a minimum of 20 hours per week are eligible to participate in the plan. Shares are issuable at the lesser of 85% of the average market price of the Company's common stock on the first day or last day of semi-annual payment periods. At April 27, 1996, 289,927 shares were available for issuance under the plan.


1995 DIRECTOR STOCK OPTION PLAN During fiscal 1995, the Board of Directors adopted the 1995 Director Stock Option Plan which replaced the 1988 Non-Employee Director Stock Option Plan. The plan provides for issuance of up to 100,000 shares of common stock. Each non-employee director who satisfies certain other requirements is granted an initial option to purchase 5,000 shares of the Company's common stock. Once per year each non-employee Board member will receive an option to purchase an additional 2,500 shares of common stock. The purchase price of the option granted is the fair market value of the shares on the day the option is granted. Each option becomes exercisable with respect to one third of the shares subject to such option on each anniversary of the date of the grant. Options expire seven years after the date of grant and are nonassignable and nontransferable. Options to purchase 15,000 common shares at the price of $13.38 and 7,500 common shares at the price of $13.00 were outstanding as of April 27, 1996. At April 27, 1996, 77,500 shares were available for grant.

NOTE 13
EMPLOYEE BENEFIT PLANS

PROFIT SHARING PLAN AND BONUS PERFORMANCE PLAN During fiscal 1995, the Company instituted a profit sharing plan for the benefit of all employees meeting certain minimum service requirements. The plan distributes 10% of pre-tax operating income to the employees at the end of the second and fourth quarters of each fiscal year. The plan is designed to encourage employees to reduce overall operating costs as a percentage of net revenue. The profit sharing expense was $214,000 in fiscal 1996 and $837,000 in fiscal 1995.

The Company has a bonus performance program covering eligible employees under which awards are made at the discretion of the Compensation Committee of the Board of Directors. Bonus expense was approximately $727,000, $1,311,000, and $475,000 in fiscal 1996, 1995, and 1994, respectively.

RETIREMENT SAVINGS PLAN The Company has a Retirement Savings Plan under Section 401(k) of the Internal Revenue Code for the benefit of all U. S. employees meeting certain minimum service requirements. Eligible employees may elect to contribute to the plan up to 12% of their cash compensation, subject to limitations established by the Internal Revenue Code. The trustees of the plan select investment opportunities from which participants may choose to contribute.

The plan requires a matching contribution by the Company of 100% on the first 1%, and 25% on the next 4% of each participant's contribution up to a maximum of 5% of each participant's cash compensation, but not greater than the maximum allowable under the Internal Revenue Code. The Company may also contribute a discretionary amount to the plan which may be allocated to employees based upon employees' contributions to the plan. The Company's matching contributions currently vest at a rate of 25% per year based upon years of service. The Company's contributions to this plan were $1,097,000, $986,000, and $778,000 in fiscal 1996, 1995, and 1994, respectively.

The Company has various defined contribution plans covering substantially all non-U. S. employees. The Company's contributions to these plans were $242,000, $231,000, and $216,000 in fiscal 1996, 1995, and 1994, respectively.

NOTE 14
SUBSEQUENT EVENTS

On May 10, 1996 the Company closed a series of transactions (the "Fluor Daniel Transactions") pursuant to which it became a majority-owned subsidiary of Fluor Daniel, Inc. ("Fluor Daniel"), a global construction, engineering, maintenance and services company. The transactions included a recapitalization of the Company's common stock; the acquisition by the Company of Fluor Daniel Environmental Services, Inc. ("FDESI"), a wholly-owned subsidiary of Fluor Daniel that provides environmental services primarily to agencies of the Federal government, and the Company entered into a Marketing Agreement with Fluor Daniel. The Company also changed its name from "Groundwater Technology, Inc." to "Fluor Daniel GTI, Inc." to emphasize the new relationship.

Under the terms of the Fluor Daniel Transactions, Fluor Daniel acquired 4.4 million shares of the Company's common stock, or approximately 55 percent interest, in exchange for $33.35 million in cash and ownership of FDESI. The Company's shareholders received a cash payment of $8.62 in cash and 0.5274 of a "new" share of common stock of the Company in exhange for each "old" share of common stock, resulting in approximately 45 percent ownership in the Company.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)
In thousands, except per share amounts
                                                                       Income
                                                                  (loss) From           Net      Earnings      Weighted
                            Gross           Net       Gross        Continuing        Income        (loss)       Average
                          Revenue       Revenue      Profit        Operations        (loss)     Per Share        Shares
- ---------------------------------------------------------------------------------------------------------------------------
Fiscal 1996
First quarter           $  43,606     $  27,318    $ 10,059           $   608     $     412       $   .06         6,932
Second quarter             43,374        27,462      11,254             1,176            38           .01         6,907
Third quarter              41,901        24,824       9,862               581           581           .08         7,063
Fourth quarter             40,058        24,873       9,169               126           126           .02         7,008
                       ----------    ----------  ----------        ----------   -----------
                         $168,939      $104,477    $ 40,344        $    2,491    $    1,157
                         ========      ========    ========        ==========    ==========

Fiscal 1995
First quarter           $  42,520      $ 26,043   $  11,245        $      977        $1,139     $     .16          7,179
Second quarter             45,738        27,830      11,902             1,485         1,754           .25          7,074
Third quarter              44,778        26,200      11,236             1,136         1,192           .17          7,017
Fourth quarter             45,244        29,125      12,476             1,840         1,539           .22          6,985
                       ----------    ----------   ---------        ----------     ---------
                         $178,280      $109,198     $46,859         $   5,438      $  5,624
                         ========      ========     =======         =========      ========

The Company's quarterly results may fluctuate from quarter to quarter. Factors influencing such variations include: spending decisions by major customers; delays in the release of committed projects; weather; holidays and vacation time, which limit the amount of time Company professional and technical personnel have in the field; and the level of subcontracted services.


                             FLUOR DANIEL GTI, INC.

                                  SCHEDULE VIII

                        VALUATION AND QUALIFYING ACCOUNTS

          Years ended April 30, 1994, April 29, 1995 and April 27, 1996

                                 (In thousands)



          Allowance for
          Doubtful Accounts
          and Credit Memos
          ----------------


       Balance at 05/01/93                                    3,581

       Deductions (A)                                          (336)
                                                             ------

       Balance at 04/30/94                                    3,245

       Deductions (A)                                          (145)
                                                             ------

       Balance at 04/29/95                                   $3,100

       Deductions (A,B)                                      (1,037)
                                                             ------

       Balance at 04/27/96                                    2,063



       (A) Amounts written off
       (B) Reduction in allowance based on lower levels of accounts receivable


                                       S-1




                                INDEX TO EXHIBITS
                                (ITEM 14 (A)(3))


Number              Description of Exhibit
- ------              ----------------------
 3.01              Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current
                   Report on Form 8-K for May 10, 1996 with the Securities and Exchange
                   Commission and incorporated herein by reference).

 3.02              By-Laws, as amended (filed as Exhibit 3.2 to Current Report on Form 8-K for May
                   10, 1996 with the Securities and Exchange Commission and incorporated herein by reference).

10.01              Amended and Restated 1986 Employee Stock Purchase Plan, as amended.

10.02              Amended and Restated 1986 Employee Stock Purchase Plan Enrollment Form.

10.03              Amended and Restated 1987 Stock Plan, as amended.

10.04              Form of Non-qualified Stock Option Agreement under the Company's Amended and
                   Restated 1987 Stock Plan.

10.05              Amended and Restated 1995 Director Stock Option Plan, as amended.

10.06              Form of Option Agreement under the Company's Amended and Restated 1995
                   Director Stock Option Plan.

10.07              Retirement Savings Plan of the Company,  as amended (filed as Exhibit 10.10 to
                   Annual Report on Form 10-K for the year ended May 2, 1993 with the Securities and
                   Exchange Commission and incorporated herein by reference).

10.08              Amendment to Retirement Savings Plan of the Company (filed as Exhibit 10.11 to
                   Annual Report on Form 10-K for the year ended April 29, 1995 with the Securities and Exchange Commission and incorporated herein by reference).

10.09              Employment Agreement between the Company and Walter C. Barber.

10.10              Form of Employment Agreement between the Company and each of its Executive
                   Officers.

10.11              Restricted Stock Award Agreement under the Company's Amended and Restated
                   1987 Stock Plan between the Company and Walter C. Barber.

10.12              Non-Qualified Option Agreement under the Company's Amended and Restated 1987
                   Stock Plan between the Company and Walter C. Barber.





10.13              Profit Sharing Plan (filed as Exhibit 10.14 to Annual Report on Form 10-K for the year ended April 29, 1995 with the Securities and Exchange Commission and incorporated herein by reference) .

10.14              Lease for 100 River Ridge Drive, Norwood, Massachusetts (filed as Exhibit 10.15 to
                   Annual Report on Form 10-K for the year ended May 2, 1992 with the Securities and
                   Exchange Commission and incorporated herein by reference).

10.15              Third Amendment to Lease for 100 River Ridge Drive, Norwood, Massachusetts
                   (filed as Exhibit 10.13 to Annual Report on Form 10-K for the year ended April 29,
                   1995 with the Securities and Exchange Commission and incorporated herein by reference).

10.16              Fourth Amendment to Lease for 100 River Ridge Drive, Norwood, Massachusetts.

10.17              Revolving Credit Agreement and Revolving Time Note, each dated April 4, 1996 between the Company and Fleet National Bank.

10.18              Investment Agreement dated as of December 11, 1995 between the Company and
                   Fluor Daniel, Inc. (with respect to Section 6.3 thereof) (filed as Exhibit 2.1 to
                   Quarterly Report on Form 10-Q for the period ended January 27, 1996 with the
                   Securities and Exchange Commission and incorporated herein by reference).

10.19              Option Agreement dated as of December 11, 1995 between the Company and Fluor
                   Daniel, Inc. (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended January 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference).

10.20              First Amendment to Option Agreement dated as of May 30, 1996 between the
                   Company and Fluor Daniel, Inc.

10.21              Marketing Agreement dated as of May 10, 1996 between the Company and Fluor
                   Daniel, Inc. (filed as Exhibit 10.2 to Current Report on Form 8-K for May 10, 1996
                   with the Securities and Exchange Commission and incorporated herein by reference).

21.1               Subsidiaries of the Company.

23.1               Consent of Coopers & Lybrand LLP.

23.2               Consent of Ernst & Young LLP.

27                 Financial Data Schedule.


                                        2