Form 10-Q
period 1996-07-31
FLUOR DANIEL GTI INC
filed 1996-09-16
CIK 795579

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark  One)

  x           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ------
              EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________      to ______________________

Commission file number 0-15067

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

At September 10, 1996 the registrant had issued and outstanding an aggregate of 8,155,832 shares of its common stock.








                             FLUOR DANIEL GTI, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                                                       PAGE NUMBER
- ------     ---------------------                                                                       -----------
Item 1   Financial Statements 1

          Condensed Consolidated Balance Sheets
              July 31, 1996 (Unaudited) and April 30, 1996 (Unaudited).........................................1-2

          Condensed Consolidated Statements of Operations
              Quarter ended July 31, 1996 (Unaudited) and July 31, 1995 (Unaudited)..............................3

          Condensed Consolidated Statements of Cash Flows
              Quarter ended July 31, 1996 (Unaudited) and July 31, 1995 (Unaudited)..............................4

          Notes to Condensed Consolidated Financial Statements (Unaudited).......................................5

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations................6-7


PART II   OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders....................................................8

Item 6    Exhibits and Reports on Form 8-K.......................................................................8

          Signatures.............................................................................................9




1 Prior year comparative financial statements reflect the historical results of Fluor Daniel Environmental Services, Inc. (FDESI), the predecessor entity for accounting purposes.






Item 1.    Financial Statements

                                              FLUOR DANIEL GTI, INC.

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)


                                                                                           July 31,        April 30,(1
                                                                                             1996             1996
                                                                                             ----             ----
ASSETS
Current Assets
   Cash and cash equivalents                                                              $  5,340       $       --
   Marketable securities                                                                       650               --
   Accounts receivable, less allowances of $2,064
      at July 31, 1996 and $0 at April 30, 1996                                             43,605            1,773
   Unbilled revenues                                                                        20,040            1,485
   Other current assets                                                                      6,308            2,107
                                                                                          --------          -------
        Total Current Assets                                                                75,943            5,365

Property, plant and equipment, net                                                           8,120               --

Goodwill, net of accumulated amortization of $726                                           10,172               --

Other assets                                                                                 5,004               --
                                                                                         ---------      -----------
                                                                                           $99,239           $5,365
                                                                                           =======           ======



The accompanying notes are an integral part of the financial statements.




1 Prior year comparative financial statements reflect the historical results of Fluor Daniel Environmental Services, Inc. (FDESI), the predecessor entity for accounting purposes.

                                              FLUOR DANIEL GTI, INC.


                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                (In thousands, except share and per share amounts)


                                                                                            July 31,       April 30,(1
                                                                                              1996            1996
                                                                                              ----            ----

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                                       $  7,659       $       --
   Accrued salaries and benefits                                                             3,458               80
   Other accrued liabilities                                                                 6,202            1,856
   Income taxes payable                                                                        296               --
                                                                                        ----------     ------------

      Total Current Liabilities                                                             17,615            1,936


Stockholders' Equity
   Preferred stock, $.01 par value, 1,000,000 shares
      authorized, none issued                                                                   --               --
   Common stock, $.001 par value, 25,000,000 shares
      authorized, 8,155,832 issued at July 31, 1996 and $1.00 par
      value,1,000 shares authorized and issued at April 30, 1996                                 8                1
   Capital in excess of par value                                                           80,805            2,694
   Retained earnings                                                                           757              734
   Cumulative currency translation adjustment                                                   54               --
                                                                                       -----------     ------------
      Total Stockholders' Equity                                                            81,624            3,429
                                                                                          --------          -------
                                                                                           $99,239           $5,365
                                                                                           =======           ======




The accompanying notes are an integral part of the financial statements.





1 Prior year comparative financial statements reflect the historical results of Fluor Daniel Environmental Services, Inc. (FDESI), the predecessor entity for accounting purposes.

                                              FLUOR DANIEL GTI, INC.


                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (Unaudited)
                                     (In thousands, except per share amounts)

                                                                                               Quarter ended
                                                                                               -------------
                                                                                          July 31,        July 31,1
                                                                                            1996            1995
                                                                                          --------       ---------
Revenue                                                                                   $42,056           $8,397
Cost of sales                                                                              32,668            6,285
                                                                                          --------         -------

Gross profit                                                                                9,388            2,112

Selling, general and administrative expenses                                               (9,561)          (1,682)
License and other income                                                                       37               --
                                                                                       -----------     -----------

Income before investment and other income                                                   (136)              430
Investment and other income, net                                                              159               --
                                                                                        ----------     -----------

Income before provision for income taxes                                                       23              430
Provision for income taxes                                                                     --              168
                                                                                      ------------       ---------

Net income                                                                               $     23         $    262
                                                                                         =========        ========

Earnings per common share                                                                $    .00         $    N/A
                                                                                         =========        ========

Shares used to compute earnings per common share                                            8,229              N/A
                                                                                         =========       =========




The accompanying notes are an integral part of the financial statements.




1 Prior year comparative financial statements reflect the historical results of Fluor Daniel Environmental Services, Inc. (FDESI), the predecessor entity for accounting purposes.

                                              FLUOR DANIEL GTI, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)
                                                                                               Quarter ended
                                                                                               -------------
                                                                                          July 31,        July 31,(1
                                                                                            1996             1995
                                                                                         ---------          ------
Cash Flows From Operating Activities
   Net income                                                                            $     23          $   262
   Adjustments to reconcile net income  to net cash provided by operating activities:
   Depreciation and amortization                                                             1,226              --
      Loss on fixed assets                                                                     59               --

   Changes in operating assets and  liabilities,  net of effects of acquisitions and discontinued operations:
      Accounts receivable and unbilled revenues                                            (4,822)             329
      Other current assets                                                                  3,080           (1,051)
      Other assets                                                                           (115)              --
      Accounts payable                                                                     (2,096)              --
      Accrued salaries and benefits                                                           668               --
      Other accrued liabilities                                                            (1,553)              92
      Income taxes payable                                                                    (78)              --
      Advances from parent                                                                     --              368
                                                                                      ------------        --------

Net Cash used in Operating Activities                                                      (3,608)              --

Cash Flows From Investing Activities
      Expenditures for property, plant and equipment                                         (611)              --
      Purchase of marketable securities                                                      (650)              --
      Investment in joint ventures                                                            102               --
      Other                                                                                  (283)              --
      Cash acquired in merger with Groundwater Technology, Inc.                            36,729               --
      Cash paid to shareholders                                                           (60,102)              --
                                                                                         ---------     -----------

Net Cash used in Investing Activities                                                     (24,815)              --

Cash Flows From Financing Activities
      Proceeds from sale of stock under employee stock purchase plans
         and payments on employee notes                                                        359             --
      Cash received from Fluor Daniel, Inc.                                                 33,350             --
                                                                                        -----------    ----------

Net Cash provided by Financing Activities                                                   33,709             --

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                    54             --
                                                                                       ------------    ----------

Net Increase in Cash and Cash Equivalents                                                    5,340             --

Cash and Cash Equivalents at Beginning of Fiscal Year                                            --            --
                                                                                      -------------    ----------

Cash and Cash Equivalents at End of Period                                                 $ 5,340       $     --
                                                                                           ========    ==========

Supplemental disclosure of non-cash financing activities:
   Received net assets from merger with Groundwater Technology, Inc.                       $70,858


The accompanying notes are an integral part of the financial statements.

1 Prior year comparative financial statements reflect the historical results of Fluor Daniel Environmental Services, Inc. (FDESI), the predecessor entity for accounting purposes.

                             FLUOR DANIEL GTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. Condensed Consolidated Financial Statements

     The condensed consolidated balance sheets as of July 31, 1996 and April 30, 1996, the related condensed consolidated statements of operations for the quarter ended July 31, 1996 and July 31, 1995, and the related condensed consolidated statements of cash flows for the quarter ended July 31, 1996 and July 31, 1995, have been prepared by Fluor Daniel GTI, Inc. (the" Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at July 31, 1996 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested this information be read in conjunction with the Annual Report on Form 10-K for fiscal year ended April 27, 1996 (SEC File No. 0-15067) and the Proxy Statement/Prospectus dated April 5, 1996, of Groundwater Technology, Inc. ("GTI"), relating to the May 10, 1996 Special Meeting of Stockholders at which the Change of Control Transactions (defined below) were approved. The results of operations for the period ended July 31, 1996 are not necessarily indicative of the operating results for the year.

NOTE 2. Earnings Per Share

     Earnings per share for the period ended July 31, 1995 is not meaningful.

NOTE 3. Merger and Recapitalization Activities

     On May 10, 1996, Fluor Daniel, Inc. ("Fluor Daniel") and GTI closed a series of transactions (the "Change of Control Transactions") in which elements of Fluor Daniel Environmental Services, Inc. ("FDESI"), a wholly owned subsidiary of Fluor Daniel, were merged with, and became a wholly owned subsidiary of GTI; and GTI became a majority owned subsidiary of Fluor Daniel. Under the terms of the Change of Control Transactions, Fluor Daniel acquired 4.4 million shares of GTI's newly recapitalized common stock, or approximately 55 percent interest, in exchange for $33.35 million in cash and ownership of FDESI, and GTI shareholders received a cash payment of $8.62 per share and .5274 of a share of the newly recapitalized common stock in exchange for each "old" share of common stock, resulting in them retaining approximately 45 percent ownership in GTI. In addition, GTI changed its name to Fluor Daniel GTI, Inc.

     The merger was treated as a reverse acquisition for accounting purposes, and therefore, the unaudited July 31, 1995 condensed consolidated statement of operations and condensed consolidated statement of cash flows as well as the unaudited April 30, 1996 condensed consolidated balance sheet reflect the historical results of FDESI, which is the predecessor entity for accounting purposes.

     Financial results for the quarter ended July 31, 1996 include the operations of GTI as if the merger and recapitalization had occurred on May 1, 1996. Financial activity for the period May 1, 1996 through May 9, 1996 was not significant.

     Pro forma results for the first quarter ended July 31, 1995, presented as though the merger of FDESI and Groundwater Technology, Inc. had occurred on May 1, 1995, were net income of approximately $646,000 on gross revenues of approximately $52.0 million.

NOTE 4. Change in Fiscal Year

     The Company has changed its year end from April 30 to October 31. Accordingly, the Company will report the stub period on October 31, 1996 and will begin a new 12-month fiscal year on November 1, 1996.

                             FLUOR DANIEL GTI, INC.

Item 2.     Management's Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

Results of Operations

     On May 10, 1996, Fluor Daniel, Inc. ("Fluor Daniel") and GTI closed a series of transactions (the "Change of Control Transactions") in which elements of Fluor Daniel Environmental Services, Inc. ("FDESI"), a wholly owned subsidiary of Fluor Daniel, were merged with, and became a wholly owned subsidiary of GTI; and GTI became a majority owned subsidiary of Fluor Daniel. Under the terms of the Change of Control Transactions, Fluor Daniel acquired 4.4 million shares of GTI's newly recapitalized common stock, or approximately 55 percent interest, in exchange for $33.35 million in cash and ownership of FDESI, and GTI shareholders received a cash payment of $8.62 per share and .5274 of a share of the newly recapitalized common stock in exchange for each "old" share of common stock, resulting in them retaining approximately 45 percent ownership in GTI. In addition, GTI changed its name to Fluor Daniel GTI, Inc.

     The merger was treated as a reverse acquisition for accounting purposes, and therefore, the unaudited July 31, 1995 condensed consolidated statement of operations and condensed consolidated statement of cash flows as well as the unaudited April 30, 1996 condensed consolidated balance sheet reflect the historical results of FDESI, which is the predecessor entity for accounting purposes.

     Financial results for the quarter ended July 31, 1996 include the operations of GTI as if the merger and recapitalization had occurred on May 1, 1996. Financial activity for the period May 1, 1996 through May 9, 1996 was not significant.

     Pro forma results for the first quarter ended July 31, 1995, presented as though the merger of FDESI and Groundwater Technology, Inc. had occurred on May 1, 1995, were net income of approximately $646,000 on gross revenues of approximately $52.0 million.

     The Company has changed its year end from April 30 to October 31. Accordingly, the Company will report the stub period on October 31, 1996 and will begin a new 12-month fiscal year on November 1, 1996.

     The Company's services are primarily related to the assessment and remediation of contaminated soil and groundwater for customers in a variety of industries and for federal and state governments. The demand for the Company's services is a result of governmental regulation and enforcement related to hazardous contaminants in the environment.

     Revenue includes fees billed for services provided directly by the Company and fees charged by the Company for arranging and managing subcontractor services. Cost of sales includes professional salaries incurred in rendering services to customers, other direct labor, purchases of equipment and materials and certain direct and indirect overhead costs. Selling, general and administrative expenses includes management salaries, facility costs, and clerical and administrative overhead. License and other income includes license and royalty income earned on the Company's intellectual property and income from direct equity investments in the environmental industry.

     The Company's results may fluctuate from quarter to quarter. Factors influencing such variations include: spending decisions by major customers, delays in the release of committed projects, modifications of delivery orders issued by contracting government entities, weather, holidays and vacation time.

     The Company ended the first quarter with 58 consulting offices in 31 states and 6 foreign countries. Additionally, the Company's joint venture with a German company had offices in Germany, Austria and Hungary. Total employees as of July 31, 1996 was 1,421.

     Revenue for the quarter ended July 31, 1996 was $42.1 million. The Company continued to experience a decrease in work from petroleum customers. The Company experienced a decrease in work from the federal government as well as continued competition within almost all assessment and remediation markets.

     Gross profit for the three months ended July 31, 1996 was $9.4 million. As a percentage of revenue, gross profit for the quarter ended July 31, 1996 was 22.3%. The gross profit for the quarter has been impacted by continued pricing pressures for services performed and it is not expected that the Company's performance would dramatically improve in the near term.

Liquidity and Capital Resources

     At July 31, 1996, the Company's primary source of liquidity was $6.0 million in cash, cash equivalents and marketable securities. The Company has no long-term borrowings. At July 31, 1996, the Company had a line of credit with a bank providing for borrowings up to $10.0 million through April 30, 1999. There have been no borrowings under the line of credit.

     The Company used $3.6 million in net cash to fund operating activities during the three months ended July 31, 1996. The use of cash to fund operating activities was principally due to the increase in accounts receivable and the payout of accrued liabilities related to routine activities. At July 31, 1996, the Company's working capital was $58.3 million. Total assets were $99.2 million at the end of the same period.

     Cash flows from investing activities were impacted by approximately $611,000 of expenditures in property, plant and equipment that were made to upgrade the Company's computer and rental equipment. The Company had no material commitments for capital expenditures as of July 31, 1996 and estimates spending for the next three months to be approximately $1.5 million.

     Funding requirements for operations are expected to be met from existing cash, cash equivalents, marketable securities and cash generated from operations. The Company believes that cash provided from these sources will be sufficient to meet its operating requirements for the near term.

                             FLUOR DANIEL GTI, INC.

                                     PART II




Item 4. Submission of Matters to a Vote of Security Holders.

     (a)  A Special Meeting of the Registrant was held on May 10, 1996.

     (b) At the Special Meeting, the number of directors was set at seven, and the following individuals were elected as directors by a vote of 4,487,482 shares voting in the affirmative, 98,555 shares voting against and 84,793 shares abstaining, to hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified: Walter C. Barber, Allan S. Bufferd, Robert P. Schechter, Ernie Green, David L. Myers, James C. Stein and J. Michal Conaway.

     (c) At the Special Meeting, by a vote of 4,487,482 shares voting in the affirmative, 98,555 shares voting against and 84,793 shares abstaining, the stockholders approved and adopted the transactions contemplated by the Investment Agreement by and among Fluor Daniel, Inc., Fluor Daniel Environmental Services, Inc., the Registrant and GTI Acquisition Corporation dated as of December 11, 1995, as amended, which also constituted approval of the Amended and Restated Certificate of Incorporation, amendments to the By-Laws, the issuance of New Common Stock to Fluor Daniel, Inc., and the treatment and disposition of outstanding stock options and rights under, and certain amendments to, the Registrant's stock plans in connection with the transactions, all as more fully described in the Registrant's Proxy Statement/Prospectus dated April 5, 1996.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  No exhibits are required to be filed herewith.

     (b) On May 28, 1996, the Registrant filed a Current Report on Form 8-K reporting a change of control under Item 1, the acquisition of assets under Item 2, including financial statements of the acquired business under Item 7, and a change of fiscal year under Item 8.

                             FLUOR DANIEL GTI, INC.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   FLUOR DANIEL GTI, INC.



Date:  September 16, 1996                          /s/ Walter C. Barber
       ------------------                          -----------------------------
                                                   Walter C. Barber
                                                   President and Chief Executive
                                                   Officer





Date:  September 16, 1996                           /s/ Robert E. Sliney, Jr.
       ------------------                           ----------------------------
                                                    Robert E. Sliney, Jr.
                                                    Vice President, Treasurer
                                                    and Chief Financial Officer