Form 10-K
period 1996-10-31
FLUOR DANIEL GTI INC
filed 1997-01-29
CIK 795579

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

( ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended

(X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from May 1, 1996 to October 31, 1996

                         COMMISSION FILE NUMBER 0-15067

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

       Registrant's telephone number, including area code: (617) 769-7600

           Securities registered pursuant to Section 12(g) of the Act:

      Title of Each Class              Name of Each Exchange on Which Registered
      -------------------              -----------------------------------------

Common Stock, $.001 par value                            None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES   X    NO
                                       -----     -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.   X
           -----

    The aggregate market value of the voting stock held by non-affiliates of the registrant on January 6, 1997, was $29,762,515 computed on the basis of the closing price per share of such stock on the Nasdaq National Market System. The number of shares of Common Stock outstanding on January 6, 1997, was 8,212,791 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE


    The registrant intends to file a definitive proxy statement for the 1997 Annual Meeting of Stockholders to be held on March 19, 1997 pursuant to Regulation 14A within 120 days of the end of the transition period ended October 31, 1996. Portions of the proxy statement are incorporated by reference in Part III hereof.







                             FLUOR DANIEL GTI, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                               PART I
Item 1.     Business..............................................................................................1
               General............................................................................................1
               Services...........................................................................................2
               Remediation and Containment Technologies...........................................................3
               Business Strategies................................................................................4
               Governmental Regulation and Market.................................................................5
               Customers and Marketing............................................................................6
               Personnel..........................................................................................7
               Competition and Seasonal Factors...................................................................7
               Potential Liability and Insurance..................................................................7
               Patents and Technology.............................................................................8
               Factors Affecting Future Performance...............................................................8
Item 2.     Properties............................................................................................9
Item 3.     Legal Proceedings.....................................................................................9
Item 4.     Submission of Matters to a Vote of Security Holders...................................................9

Executive Officers of the Company................................................................................11

                                                               PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters............................13
Item 6.     Selected Financial Data..............................................................................13
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations............................................................................14
Item 8.     Consolidated Financial Statements and Supplementary Data.............................................17
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................................................18

                                                              PART III

Item 10.    Directors and Executive Officers of the Registrant...................................................18
Item 11.    Executive Compensation...............................................................................18
Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................................18
Item 13.    Certain Relationships and Related Transactions.......................................................19

                                                               PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................19

Signatures       ................................................................................................22


     This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of the Company's plans included in the Letter to Stockholders that accompanies the Annual Report to Stockholders, and the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections in this Report. Certain factors that may affect these forward- looking statements are discussed on page 8.







                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Fluor Daniel GTI, Inc. (formerly Groundwater Technology, Inc.) and its subsidiaries (collectively, "Fluor Daniel GTI" or the "Company") provide a broad range of environmental, consulting, engineering and remediation services to a variety of commercial and industrial customers and federal, state and local government agencies. The Company was incorporated in Delaware in October 1975 and currently operates from 62 consulting offices throughout the United States and in five foreign countries including Australia, the United Kingdom, Canada, Italy and The Netherlands. Also, the Company's joint venture with a German company has offices in six additional locations in Germany, Austria and Hungary.

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

     On May 10, 1996, the Company closed a series of transactions (the "Change of Control Transactions") pursuant to which it became a majority-owned subsidiary of Fluor Daniel, Inc. ("Fluor Daniel"), a global construction, engineering, maintenance and services company. The Change of Control Transactions included a recapitalization of the Company's common stock, and the merger of one of the Company's subsidiaries and Fluor Daniel Environmental Services, Inc. ("FDESI"), a wholly-owned subsidiary of Fluor Daniel that provides environmental services primarily to agencies of the federal government. In exchange for FDESI and $35 million in cash, Fluor Daniel received 4,400,000 shares of the Company's "new" common stock and an option to purchase 1,768,970 additional shares at $13.1274 per share that expires on December 11, 1998. In the recapitalization, each holder of "old" common stock received $8.62 in cash and .5274 of a share of "new" common stock of the Company. In addition, the Company entered into a Marketing Agreement with Fluor Daniel, and the Company changed its name from "Groundwater Technology, Inc." to "Fluor Daniel GTI, Inc." to emphasize the new relationship.

     The Company has changed its year end from April 30 to October 31. Accordingly, the Company began a new 12-month fiscal year on November 1, 1996. The six month period resulting from this change, May 1, 1996 through October 31, 1996, is referred to as the "Transition Period."

     Financial results for the Transition Period ended October 31, 1996 include the operations of GTI as if the merger had occurred on May 1, 1996. Financial activity for the period May 1, 1996 through May 9, 1996 was not significant.



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

     Fluor Daniel GTI also offers health and environmental risk assessment services. Working in multi- disciplinary teams of toxicologists, environmental scientists and industrial hygienists, the staff ascertains the health hazards and risks produced by chemicals in the environment and the workplace. The risk assessment services include site-specific exposure modeling and quantitative risk assessment, hazard and risk communication programs, human health monitoring and regulatory compliance, education, training and industrial hygiene services.

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



BUSINESS STRATEGIES

     Between 1992 and 1995, the Company diversified its core environmental consulting and engineering services away from a dependence on retail petroleum customers and into government and industrial markets with the intention to have its customer base roughly equate with the proportions of the total market for soil and groundwater remediation services being purchased by those customers. During this period, the Company perceived an evolving shift from governmental enforcement of environmental laws and regulations to commercial considerations as the primary source of demand for the Company's services, and the Company increasingly faced strong price competition as a result of this shift. The Company also divested non-core businesses -- its drilling operations and equipment manufacturing business in 1993 and 1994, respectively, and its analytical laboratories in December 1995. During this period the Company changed its business mix through a combination of internal focus and two acquisitions, and pursued teaming arrangements with larger engineering and construction firms for specific projects in the government market.

     In connection with the Change of Control Transactions, the Company entered into a Marketing Agreement with Fluor Daniel, pursuant to which the Company has access to Fluor Daniel's worldwide marketing, engineering and construction, and program management resources, which is intended to better enable the Company to penetrate potential markets and, more generally, to respond to the competitive challenges posed by current and anticipated developments in the environmental services market. Fluor Daniel GTI serves as the preferred supplier for environmental assessment, permitting and remediation services to Fluor Daniel and its affiliates. However, there are no assurances provided in the Marketing Agreement. Fluor Daniel will continue to provide its customers with engineering and construction services, as well as certain environmental services, such as Department of Energy Management and Operations, Operating and Management, Management and Integration services and so-called "Total Business Solutions" services. Total Business Solutions services are differentiated from the environmental services that will continue to be provided by the Company in that they involve an integration of such services with substantial non-environmental services or involve a substantial increase in the scale and scope of services beyond those currently provided by the Company.

     The term of the Marketing Agreement expires in May 2006 unless further extended by the parties. In the event Fluor Daniel ceases to own at least 20% of the issued and outstanding equity of the Company, (a) Fluor Daniel, provided it is not in breach of its obligations pursuant to Section 6.3(d) of the Investment Agreement (described below), or the Company may terminate the Marketing Agreement prior to expiration of the term; and (b) Fluor Daniel may revoke the license of the Company and its subsidiaries to use the name "Fluor Daniel" in the Company's corporate name. Section 6.3(d) of the Investment Agreement provides that, until April 30, 1999, and with very limited exception, Fluor Daniel is not permitted to dispose of any of its shares of the Company's common stock without the prior approval of a majority of the independent directors serving on the Company's Board of Directors.

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

     Fluor Daniel GTI employs individuals who specialize in obtaining the required federal, state and local environmental and operational permits necessary for the Company and its customers to install and operate remediation systems. The Company also provides the documentation of the recovery process necessary to assist its customers in satisfying applicable reporting requirements.

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

     The Company anticipates that the affiliation with Fluor Daniel will create new opportunities for the Company to market its services. The government market has recently begun to indicate a preference for awarding substantial work to single source providers. In addition, customers in the industrial markets are moving from the assessment phase of their environmental projects into the remediation phase. In this next phase of the environmental projects, substantial resources in engineering and construction capabilities will be required. Under the Marketing Agreement, the Company has access to the program management and engineering and construction capabilities of Fluor Daniel necessary to compete for this work.

     Within the North American operations, the Company focuses its marketing and operational staff on three major markets - petroleum, industrial/commercial and government. Fluor Daniel GTI believes this market- centered focus, along with its geographic diversification, allows it to provide responsive services to its customers. Currently, most of the Company's jobs are performed for repeat customers, and in the case of large petroleum and certain industrial customers, pursuant to year-to-year, non-exclusive national buying contracts. There are no minimum purchase requirements associated with these contracts.

     In the Transition Period, no single customer accounted for more than 10% of the Company's revenues; and approximately 32% of revenues were derived from petroleum customers, 39% from industrial/commercial customers and 22% from federal, state and local government agencies. In addition, approximately 7% of revenues in the Transition Period were derived from international customers. In the three years ended April 30, 1996, 1995 and 1994 the percent of FDESI revenues derived from the Department of Defense were 29.2%, 28.9% and 4.1% and from the EPA were 20.4%, 10.5% and 8.6%, respectively.

     Although Fluor Daniel GTI relies on repeat customers and work generated through referrals and seminar appearances for a significant portion of its new business, the Company maintains a dedicated sales force. At the end of the transition period, the Company had 36 professionals dedicated to sales, and it has a National Accounts Program to develop and maintain long-term relationships with customers.

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

PERSONNEL

     As of October 31, 1996, the Company had 1,394 employees. Of these 1,079 are skilled professionals (geologists, hydrogeologists, engineers, chemists and environmental scientists) who perform services in the field, 36 in sales and 279 in administrative support, financial, legal and accounting functions.

     The soil and groundwater remediation services market is very competitive and requires highly skilled, experienced technical and management personnel. The Company's ability to remain competitive is partially dependent on its ability to attract and retain qualified personnel. None of the Company's employees are represented by a labor organization. The Company considers its relations with its employees to be satisfactory.

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

     The Company's quarterly results may fluctuate. Factors influencing such variations include: spending decisions by major customers; delays in the release of committed projects; weather; holidays and vacation time, which limit the amount of time Company professional and technical personnel have in the field; and the level of subcontracted services.

POTENTIAL LIABILITY AND INSURANCE

     A majority of the Company's revenues are derived from work involving hazardous materials, toxic wastes and other pollutants that present significant risks of liability for environmental damage, personal injury, fines and costs imposed by regulatory agencies. Although liabilities arising from environmental regulations are more directly applicable to the Company's customers, these regulations, under certain circumstances, could impose liability on the Company, and these liabilities can be joint and several where other parties are involved. Although the Company does not believe its services generally fall within any of these categories, when the Company's remedial activities at any site involve the treatment, storage or disposal of hazardous waste, it must adhere to the permitting and substantive requirements of these regulations. Fluor Daniel GTI, through its in situ and on-site capabilities, attempts to minimize for its customers the need to transport hazardous substances. When transportation is required, the customers themselves generally arrange for the disposal of hazardous substances. In certain circumstances, however, the Company may subcontract for the transportation and disposal of hazardous substances to treatment, storage or disposal facilities for certain customers.

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

     Fluor Daniel GTI maintains health and safety and quality assurance/quality control programs to reduce the risk of potential damage to persons and property, as well as other losses. During the Transition Period, the Company maintained its environmental impairment liability coverage with its professional liability coverage under one policy. While the Company believes it operates safely and prudently, there are various exclusions under its insurance policies and there can be no assurance that all possible liabilities that may be incurred by the Company are covered by its insurance or that the dollar amount of such liabilities will not exceed the Company's policy limits. Further, the cost and limited availability of insurance has resulted in the Company's use of self-insurance under certain policies. Management believes an adequate level of insurance coverage has been provided. Prior to the Change in Control Transactions, FDESI's insurance was provided by Fluor Daniel. This coverage ceased to be provided by Fluor Daniel at completion of the merger.

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

     The Company owns two buildings - a 15,540 square foot, one-story brick and concrete building in Wichita, Kansas, which is leased to a third party, and a 6,050 square foot, two-story building in Kingsgrove, Australia, which houses consulting and administrative staff. The Company leases space for offices and warehouses in 62 cities in the United States, as well as Canada, the United Kingdom, Australia, The Netherlands and Italy. Sizes of leased space range from 150 square feet to 42,000 square feet. Lease terms for offices typically range from one to seven years.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              a. An Annual Meeting of the Company was held on September 18, 1996.

              b. The number of Directors of the Company was set at seven, and the following individuals were elected directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified: Allan S. Bufferd, Robert P. Schechter, Ernie Green, David L. Myers,
                    J. Michal Conaway, James C. Stein and Walter C. Barber.


              c.    Proposal I                                   For               Withheld             No-Vote
                    ----------                                   ---               --------             -------
                    Election of Directors
                         Allan S. Bufferd                    7,647,778                  98,776              --
                         Robert P. Schechter                 7,647,238                  99,316              --
                         Ernie Green                         7,647,254                  99,300              --
                         David L. Myers                      7,647,358                  99,196              --
                         J. Michal Conaway                   7,647,492                  99,062              --
                         James C.  Stein                     7,646,463                 100,091              --
                         Walter C.  Barber                   7,645,005                 101,549              --

                    Proposal II                                  For            Against          Abstain           No-Vote
                    -----------                                  ---            -------          -------           -------
                    Selection of Auditors
                         Coopers & Lybrand                   7,738,292            2,519            5,743              ---

              d. Effective December 31, 1996, Mr. Schechter resigned as a director of the Company.


                        EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are listed below:

     Walter C. Barber...................55           President and Chief Executive Officer

     Wendell W. Lattz...................44           Senior Vice President  and General Manager, South
                                                     Region

     J. Steven Paquette.................42           Vice President and General Manager, North Region

     David L. Backus....................55           Vice President and General Manager, West Region

     Rhonnie L. Smith...................54           Vice President and General Manager, Government
                                                     Services Division

     Robert E. Sliney, Jr...............46           Vice President, Treasurer and Chief Financial
                                                     Officer

     Glenn V. Batchelder ...............35           Vice President of Sales and Marketing

     Anne Nolan.........................48           Vice President of Human Resources

     Catherine L. Farrell...............52           Vice President, General Counsel and Secretary


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


     David L. Backus joined the Company in June 1996 as Vice President and General Manager, West Region. Since June 1994, Mr. Backus has served as Vice President of Environmental Strategies for Fluor Daniel, Inc., a global construction, engineering, maintenance and services company. From 1991 to 1994, he served as Vice President of Operations in charge of environmental operations in the western United States for Dow Chemical Corporation; and from 1972 to 1991, he served as Senior Vice President and then President of Morrison Knudsen Environmental Services, a unit of Morrison Knudsen Corporation, an engineering and construction firm. Mr. Backus continues to be employed by Fluor Daniel while serving the Company on a part time basis.

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





                                     PART II

ITEM 5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND RELATED  STOCKHOLDER
         MATTERS

     The Company's common stock is traded under the symbol "FDGT" on the Nasdaq National Market System. The following table sets forth, by quarter, the high and low bid prices of the Company's common stock as reported by the Nasdaq National Market System.

                                                        Transition Period ended
                                                            October 31, 1996
                                                       -------------------------
                                                       High                  Low
--------------------------------------------------------------------------------


Quarter ended July 31, 1996                             $14                   $9
Quarter ended October 31, 1996                           10 3/4                7

     Share price information for the periods prior to the merger has been omitted since Fluor Daniel Environmental Services, Inc. (FDESI), the predecessor entity for accounting purposes, had no publicly traded equity securities.

     As of January 6, 1997, the Company's common stock was held by 986 holders of record. The Company has never paid cash dividends on its common stock and currently has no intention to pay cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

                                                Transition
                                              Period ended
                                               October 31,                          Fiscal years ended April 30,(1)
                                                                     ---------------------------------------------------------------
                                                      1996           1996          1995          1994        1993(3)      1992(3)
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                           $89,063        $34,497       $35,425       $52,755        $41,253     $33,951
Income (loss) before provision for
   income taxes                                        215          1,728         1,076         1,118            513      (1,581)
Net income (loss)                                       91          1,054           656           682            316        (980)
Earnings per share of common stock(2)                  .01            N/A           N/A           N/A            N/A         N/A
Working capital                                     56,955          4,536         2,661         1,155          1,515       2,267
Total assets                                      $100,393         $5,365        $3,022        $1,475         $1,658      $2,267
Weighted average shares outstanding(2)               8,141            N/A           N/A           N/A            N/A         N/A

     The Company has never paid cash dividends on its common stock and has no present intention to pay cash dividends in the foreseeable future.

(1) Represents the historical results of Fluor Daniel Environmental Services, Inc. (FDESI), the predecessor entity for accounting purposes.

(2) Share price information for the periods prior to the merger has been omitted since Fluor Daniel Environmental Services, Inc. (FDESI), the predecessor entity for accounting purposes, had no publicly traded equity securities.

(3) Unaudited.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

A.   GENERAL - FLUOR DANIEL GTI, INC.

     On May 10, 1996, the Company closed a series of transactions (the "Change of Control Transactions") pursuant to which it became a majority-owned subsidiary of Fluor Daniel, Inc. ("Fluor Daniel"), a global construction, engineering, maintenance and services company. The Change of Control Transactions included a recapitalization of the Company's common stock, and the merger of one of the Company's subsidiaries and Fluor Daniel Environmental Services, Inc. ("FDESI"), a wholly-owned subsidiary of Fluor Daniel that provides environmental services primarily to agencies of the federal government. In exchange for FDESI and $35 million in cash, Fluor Daniel received 4,400,000 shares of the Company's "new" common stock and an option to purchase 1,768,970 additional shares at $13.1274 per share that expires on December 11, 1998. In the recapitalization, each holder of "old" common stock received $8.62 in cash and .5274 of a share of "new" common stock of the Company. In addition, the Company entered into a Marketing Agreement with Fluor Daniel, and the Company changed its name from "Groundwater Technology, Inc." to "Fluor Daniel GTI, Inc." to emphasize the new relationship.

     The merger of GTI and FDESI was treated as a reverse acquisition for accounting purposes, and therefore, the balance sheets as of April 30, 1996 and 1995 and the related statements of operations, cash flows and parent company investment for each of the three years in the period ended April 30, 1996 represent the historical results of FDESI, which is the predecessor entity.

     The Company has changed its year end from April 30 to October 31. Accordingly, the Company began a new 12-month fiscal year on November 1, 1996. The six month period resulting from this change, May 1, 1996 through October 31, 1996, is referred to as the "Transition Period."

     Financial results for the Transition Period ended October 31, 1996 include the operations of GTI as if the merger had occurred on May 1, 1996. Financial activity for the period May 1, 1996 through May 9, 1996 was not significant.

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

     As of October 31, 1996, the Company had 62 consulting offices in 31 states and 5 foreign countries, including Australia, the United Kingdom, Canada, Italy and the Netherlands. Additionally, the Company's joint venture with a German company had offices in Germany, Austria and Hungary. Total employees as of October 31, 1996 was 1,394.


TRANSITION PERIOD ENDED OCTOBER 31, 1996 COMPARED WITH SIX MONTHS ENDED OCTOBER 31, 1995

     Revenue for the Transition Period were $89.1 million. The Company continued to experience a decrease in work from petroleum customers and the federal government as well as continued competition within almost all assessment and remediation markets.

     Gross profit for the Transition Period was $19.1 million. As a percentage of revenues, gross profit for the Transition Period was 21.5%. The gross profit for the Transition Period has been impacted by continued pricing pressures for services performed and it is not expected that the Company's performance will significantly improve in the near term.

     Selling, general and administrative for the Transition Period was $20.4 million. There were no unusual expenses in selling, general and administrative during this period.

     License and other income for the Transition Period was $1.1 million. License and other income was impacted by the receipt of $889,000 from the sale of an investment.

     The tax rate at 57.7% for the Transition Period was unusually high, mainly due to the impact of state taxes. State taxes were not reduced significantly relative to the low income for the period because their computation is based on a number of components such as equity and revenue. The tax rate was also adversely affected by expense items which are not tax deductible, such as meals and entertainment and certain portions of goodwill.

     Pro forma results for the six months ended October 31, 1995, presented as though the merger of FDESI and GTI had occurred on May 1, 1995, were net income of approximately $1.0 million on revenues of approximately $105.0 million.

Inflation/Foreign Currency Transactions
---------------------------------------

     The Company's operations have not been, and in the foreseeable future are not expected to be, materially affected by inflation, changing prices or fluctuations in the exchange rates for foreign currency transactions.

B.   GENERAL - FLUOR DANIEL ENVIRONMENTAL SERVICES, INC. (PREDECESSOR ENTITY)

     The financial data presented herein reflects the financial position and results of operations as if the contracts and personnel which constitute the environmental remediation business of Fluor Daniel had been operating entirely through FDESI for all periods presented. Operations reflect environmental remediation contract work performed by Fluor Daniel personnel for federally funded non-Department of Energy contracts, remediation projects for other government agencies and environmental risk assessment, permitting and remediation for commercial clients, for the periods presented. Additionally, FDESI provides certain environmental consulting services to Fluor Daniel and other affiliated entities.

     Indirect expenses include non-project costs of environmental services personnel assigned to the environmental operations of Fluor Daniel who are available to provide services to FDESI's clients and other Fluor Daniel clients. Additionally, other indirect expenses primarily include charges from Fluor Daniel for the fair value of rent for occupied space, computer usage and other costs. There has been no allocation of corporate general and administrative expenses by Fluor Daniel as management believes that no significant general and administrative expenses were incurred with respect to FDESI's operations beyond those reflected in the financial statements.


     FDESI's operations include projects in both the commercial and government sectors. Although the mix of projects fluctuates from year to year, government projects represent a significant portion of total revenues. The uncertain timing of project awards can create variability in FDESI's operations, consequently, trends are difficult to predict with certainty.

     The effective tax rate on earnings is essentially unchanged for all periods presented. Under a tax allocation practice, FDESI is charged or credited by Fluor Daniel for federal income taxes, if any, generally at the U.S. statutory rate. FDESI is also charged or credited for state income taxes.

FISCAL 1996 COMPARED WITH FISCAL 1995
-------------------------------------

     Revenues and net income for the year ended April 30, 1996 were $34,497,000 and $1,054,000, respectively, compared with $35,425,000 and $656,000 for the year ended April 30, 1995. The decrease in revenues is primarily attributable to lower revenues on Department of Defense ("DOD") contracts in 1996 compared with 1995. This decrease was partially offset by higher revenues on commercial projects in 1996 compared with 1995. Government projects contributed 50% of total revenues for the year ended April 30, 1996 compared with 39% for the same period of 1995.

     Total indirect expenses increased to $6,935,000 for the year ended April 30, 1996 from $5,939,000 for the same period of 1995, due primarily to increased proposal costs for environmental remediation on DOD prospects.

FISCAL 1995 COMPARED WITH FISCAL 1994
-------------------------------------

     Revenues and net income for the year ended April 30, 1995 were $35,425,000 and $656,000, respectively, compared with $52,755,000 and $682,000 for the year ended April 30, 1994. The decrease in revenues is primarily attributable to the completion of two large commercial projects in early 1995. These projects contributed $10,174,000 to total revenues in 1995 compared with $39,408,000 in 1994. This decrease was partially offset by higher revenues on DOD contracts in 1995 compared with 1994. Government projects contributed 39% of total revenues for the year ended April 30, 1995 compared with 13% for the year ended April 30, 1994.

     Total indirect expenses increased to $5,939,000 for the year ended April 30, 1995 from $4,229,000 for the same period of 1994 due primarily to increased proposal costs for environmental remediation on DOD prospects. These increased costs contributed to a net loss of approximately $200,000 experienced in the last half of fiscal 1995.

C.   FINANCIAL POSITION AND LIQUIDITY

     At October 31, 1996, the Company's primary source of liquidity was $6.7 million in cash, cash equivalents and marketable securities. The Company has no long-term borrowings. At October 31, 1996, the Company had a line of credit with a bank providing for borrowings up to $10.0 million through April 30, 1999. There have been no borrowings under the line of credit.

     The Company used $3.1 million in net cash to fund operating activities during the Transition Period ended October 31, 1996. At October 31, 1996, the Company's working capital was $57.0 million. Total assets were $100.4 million at the end of the same period.



     Cash flows from investing activities were impacted by approximately $2.1 million of expenditures in property, plant and equipment that were made to upgrade the Company's computer and rental equipment. The Company had no material commitments for capital expenditures as of October 31, 1996 and estimates spending for the next twelve months to be approximately $3.6 million, principally for the general expansion of operations and replacement of depreciated assets.

     Prior to the Change of Control Transactions, FDESI, the predecessor company, was dependent upon Fluor Daniel for continued financing, including funding required, if any, for settlement of claims, working capital requirements and third party bid and performance guarantees made in the ordinary course of business; and FDESI advanced to and received non-interest bearing funds from Fluor Daniel. The funding mechanism ceased to exist at completion of the Change of Control Transactions.

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

   Index                                                                                                           Page
   -----                                                                                                           ----
   Reports of Independent Accountants...............................................................................F-2

   Consolidated Statements of Operations for the Transition Period ended October 31, 1996 and for each of the three years ended April 30, 1996, 1995, and 1994.............................................F-4

   Consolidated Balance Sheets at October 31, 1996, April 30, 1996 and 1995.........................................F-5

   Consolidated Statements of Cash Flows for the Transition Period ended October 31, 1996 and for each of the three years ended April 30, 1996, 1995, and 1994.............................................F-6

   Consolidated Statements of Stockholders' Equity and Parent Company Investment
   for the  Transition  Period ended  October 31, 1996 and for each of the three years ended
   April 30, 1996, 1995 and 1994....................................................................................F-7

   Notes to Consolidated Financial Statements.......................................................................F-8

   Selected Quarterly Financial Data (unaudited)...................................................................F-17

   Schedule II - Valuation and Qualifying Accounts. . . ...........................................................F-18

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and, therefore, have been omitted.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 12, 1996, the Company dismissed the accounting firm of Coopers & Lybrand L.L.P ("C&L") and engaged the accounting firm of Ernst & Young LLP ("E&Y") to be the Company's independent accountants for the fiscal year ending October 31, 1997. The Company's Board of Directors approved the decision to change accountants upon the recommendation of the Company's Audit Committee.

     E&Y serves as independent accountants for the Company's parent company, Fluor Daniel, Inc. and Fluor Daniel, Inc.'s former subsidiary, Fluor Daniel
Environmental Services, Inc. ("FDESI"), which was merged with and became a subsidiary of the Company on May 10, 1996.

     On July 26, 1995, the Company had dismissed E&Y and engaged C&L to be the Company's independent accountants for the fiscal year ended April 27, 1996. C&L also was engaged to be the independent accountants for the Transition Period May 1, 1996 through October 31, 1996, which resulted from the Company changing its fiscal year end to October 31, the fiscal year-end of Fluor Daniel, Inc.

     During the period of engagement of C&L there have been no "disagreements" between the Company and C&L on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, or any "reportable events", as those terms are defined in Item 304 of Regulation S-K.

     C&L's reports on the consolidated financial statements for the fiscal year ended April 27, 1996 and the Transition Period ended October 31, 1996 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this item, other than the information appearing in Part I hereof in "Executive Officers", may be found in the section captioned, "Election of Directors" in the Company's definitive Proxy Statement in connection with the 1997 Annual Meeting of Stockholders to be held on March 19, 1997. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this item may be found in the section captioned, "Executive Compensation" in the Company's definitive Proxy Statement in connection with the 1997 Annual Meeting of Stockholders to be held on March 19, 1997. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item may be found in the sections captioned, "Share Ownership of Principal Holders and Management" and "Election of Directors" in the definitive Proxy Statement in connection with the 1997 Annual Meeting of Stockholders to be held on March 19, 1997. Such information is incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item may be found in the section captioned, "Executive Compensation" in the definitive Proxy Statement in connection with the 1997 Annual Meeting of Stockholders to be held on March 19, 1997. Such information is incorporated herein by reference.


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

         (2)  FINANCIAL STATEMENT SCHEDULE:

                                                                                                                     Location in
                                                                                                                     this Report
                                                                                                                     -----------
         Schedule II - Valuation and Qualifying Accounts....................................................................F-18

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

         (3)  EXHIBITS:

     The following exhibits are filed herewith or incorporated by reference as indicated below.

         Number          Description of Exhibit
         ------          ----------------------

         3.01 Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K for May 10, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

         3.02 By-Laws, as amended (filed as Exhibit 3.2 to Current Report on Form 8-K for May 10, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

         10.01* Amended and Restated 1986 Employee Stock Purchase Plan, as amended (filed as Exhibit 10.01 to Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

         10.02* Amended and Restated 1986 Employee Stock Purchase Plan Enrollment Form (filed as Exhibit 10.02 to Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

         10.03* Amended and Restated 1987 Stock Plan, as amended (filed as Exhibit 10.03 to Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)


         10.04* Form of Non-qualified Stock Option Agreement under the Company's Amended and Restated 1987 Stock Plan (filed as Exhibit 10.04 to Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

         10.05* Amended and Restated 1995 Director Stock Option Plan, as amended (filed as Exhibit 10.05 to Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

         10.06* Form of Option Agreement under the Company's Amended and Restated 1995 Director Stock Option Plan (filed as
                         Exhibit 10.06 to Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

         10.07* Retirement Savings Plan of the Company, as amended (filed as Exhibit 10.10 to Annual Report on Form 10-K for the year ended May 2, 1993 with the Securities and Exchange Commission and incorporated herein by reference.)

         10.08* Amendment to Retirement Savings Plan of the Company (filed as Exhibit 10.11 to Annual Report on Form 10-K for the year ended April 29, 1995 with the Securities and Exchange Commission and incorporated herein by reference.)

         10.09*          Employment  Agreement between the Company and Walter C.
                         Barber (filed as Exhibit 10.09 to Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

         10.10* Form of Employment Agreement between the Company and each of its Executive Officers (filed as Exhibit 10.10 to Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

         10.11* Restricted Stock Award Agreement under the Company's Amended and Restated 1987 Stock Plan between the Company and Walter C. Barber (filed as Exhibit 10.11 to Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

         10.12* Non-Qualified Option Agreement under the Company's Amended and Restated 1987 Stock Plan between the Company and Walter C. Barber (filed as Exhibit 10.12 to Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

         10.13* Profit Sharing Plan (filed as Exhibit 10.14 to Annual Report on Form 10-K for the year ended April 29, 1995 with the Securities and Exchange Commission and incorporated herein by reference.)

         10.14 Lease for 100 River Ridge Drive, Norwood, Massachusetts (filed as Exhibit 10.15 to Annual Report on Form 10-K for the year ended May 2, 1992 with the Securities and Exchange Commission and incorporated herein by reference.)

         10.15 Third Amendment to Lease for 100 River Ridge Drive, Norwood, Massachusetts (filed as Exhibit 10.13 to Annual Report on Form 10-K for the year ended April 29, 1995 with the Securities and Exchange Commission and incorporated herein by reference.)

         10.16 Fourth Amendment to Lease for 100 River Ridge Drive, Norwood, Massachusetts (filed as Exhibit 10.16 to Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

         10.17 Revolving Credit Agreement and Revolving Time Note, each dated April 4, 1996 between the Company and Fleet National Bank (filed as Exhibit 10.17 to Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

         10.18 Investment Agreement dated as of December 11, 1995 between the Company and Fluor Daniel, Inc. (with respect to Section 6.3 thereof) (filed as Exhibit 2.1 to Quarterly Report on Form 10-Q for the period ended January 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

         10.19 Option Agreement dated as of December 11, 1995 between the Company and Fluor Daniel, Inc. (filed as Exhibit
                         10.1 to Quarterly Report on Form 10-Q for the period ended January 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

         10.20 First Amendment to Option Agreement dated as of May 30, 1996 between the Company and Fluor Daniel, Inc. (filed as Exhibit 10.20 to Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

         10.21 Marketing Agreement dated as of May 10, 1996 between the Company and Fluor Daniel, Inc. (filed as Exhibit
                         10.2 to Current Report on Form 8-K for May 10, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

         10.22*          1997 Stock Plan.

         10.23* Form of Non-Qualified Stock Options Agreement under the Company's 1997 Stock Plan.

         21.1            Subsidiaries of the Company.

         23.1            Consent of Coopers & Lybrand L.L.P

         23.2            Consent of Ernst & Young LLP.

         27              Financial Data Schedule.
--------

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

     (B)  REPORTS ON FORM 8-K.  None for the quarter ended October 31, 1996.

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

                                                   FLUOR DANIEL GTI, INC.



                                                   by  /s/  Walter C. Barber
                                                     -------------------------
                                                     WALTER C. BARBER
                                                     President and Chief
                                                         Executive Officer
January 28, 1997


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                         TITLE                                              DATE
                                                  President,
                                                  Chief Executive Officer
  /s/  Walter C. Barber                           and Director
----------------------------------------          (Principal Executive Officer)                      January 28, 1997
WALTER C. BARBER

                                                  Vice President,
                                                  Chief Financial Officer, and
  /s/  Robert E. Sliney, Jr.                      Treasurer (Principal Financial Officer
----------------------------------------          and Principal Accounting Officer)                  January 28, 1997
ROBERT E. SLINEY, JR.



  /s/  D.L. Myers                                 Chairman of the Board                              January 28, 1997
----------------------------------------
DAVID L. MYERS



  /s/  Ernie Green                                Director                                           January 28, 1997
----------------------------------------
ERNIE GREEN



  /s/  Allan S. Bufferd                           Director                                           January 28, 1997
--------------------------------------
ALLAN S. BUFFERD



  /s/  James C. Stein                             Director                                           January 28, 1997
---------------------------------------
JAMES C. STEIN



  /s/  J. Michal Conaway                          Director                                           January 28, 1997
-----------------------------------
J. MICHAL CONAWAY


                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                             (ITEM 14(A)(1) AND (2))


                                                                                                        PAGE
                                                                                                        ----
Reports of Independent Accountants.......................................................................F-2

Consolidated Statements of Operations for the Transition Period ended October 31,
1996 and for each of the three years ended April 30, 1996, 1995, and 1994................................F-4

Consolidated Balance Sheets at October 31, 1996, April 30, 1996 and 1995.................................F-5

Consolidated Statements of Cash Flows for the Transition Period ended October 31,
1996 and for each of the three years ended April 30, 1996, 1995 and 1994.................................F-6

Consolidated  Statements of Stockholders'  Equity and Parent Company  Investment
for the Transition Period ended October 31, 1996 and for each of the three years ended April 30, 1996, 1995, and 1994.....................................................................F-7

Notes to Consolidated Financial Statements...............................................................F-8

Selected Quarterly Financial Data (unaudited)............................................................F-17

Schedule II - Valuation and Qualifying Accounts..........................................................F-18

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and, therefore, have been omitted.


                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Fluor Daniel GTI, Inc.

We have audited the accompanying consolidated balance sheet of Fluor Daniel GTI, Inc. as of October 31, 1996 and the related consolidated statement of operations, stockholders' equity, and cash flow and the financial statement schedule listed in Item 14(a) of the Report on Form 10-K for the Transition Period then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluor Daniel GTI, Inc. at October 31, 1996, and the consolidated results of its operations and its cash flows for the Transition Period then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                                    /s/ Coopers & Lybrand L.L.P.
                                                    ----------------------------
                                                    Coopers & Lybrand L.L.P.
                                                    ------------------------
Boston, Massachusetts
December 11, 1996



                        REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors
Fluor Daniel Environmental Services, Inc.

We have audited the accompanying balance sheets of Fluor Daniel Environmental Services, Inc. as of April 30, 1996 and 1995, and the related statements of operations, cash flows and parent company investment for each of the three years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in Notes 1 and 7, the Company was a wholly owned subsidiary of Fluor Daniel, Inc. and has material transactions with Fluor Daniel, Inc. and its affiliates.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Fluor Daniel Environmental Services, Inc. at April 30, 1996 and 1995 and results of its operations and its cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles.

                                                          /s/ Ernst & Young LLP

Orange County, California
December 10, 1996

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                Transition Period ended        Fiscal years ended April 30,(1)
                                                       October 31, 1996           1996           1995          1994
                                                       ----------------           ----           ----          ----
Revenues                                                       $89,063         $34,497        $35,425       $52,755
Cost of revenues                                                69,951          25,834         28,410        47,408
                                                              ---------       --------       --------      --------

Gross profit                                                    19,112           8,663          7,015         5,347

Selling, general and administrative expenses                    20,382              --             --            --
Indirect expenses                                                    --          6,935          5,939         4,229
License and other income                                         1,132              --             --            --
                                                             ----------   ------------   ------------  ------------

Income (loss) before investment and interest income               (138)          1,728          1,076         1,118
Investment and interest income, net                                353              --             --            --
                                                            -----------   ------------   ------------  ------------

Income before provision for income taxes                           215           1,728          1,076         1,118
Provision for income taxes                                         124             674            420           436
                                                            -----------     ----------     ----------    ----------

Net income                                                  $       91        $  1,054      $     656     $     682
                                                            ===========       ========      =========     =========

Earnings per common share                                    $    0.01             N/A            N/A           N/A

Shares used to compute earnings per common share                 8,141             N/A            N/A           N/A


The accompanying notes are an integral part of these consolidated financial statements.





(1) Represents the historical results of Fluor Daniel Environmental Services, Inc. (FDESI), the predecessor entity for accounting purposes.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

                                                                                  October 31,        April 30,         April 30,
Assets                                                                                   1996          1996(1)           1995(1)
------                                                                                   ----          -------           -------
Current assets:
Cash and cash equivalents                                                          $    2,552        $      --         $      --
Marketable securities                                                                   4,101               --                --
Accounts receivable, less allowance of
   $1,740 at October 31, 1996 and $0 at April 30, 1996 and 1995                        46,438            2,644             2,617
Unbilled revenues                                                                      18,917            2,721               405
Deferred income taxes                                                                     937               --                --
Other current assets                                                                    2,525               --                --
                                                                                  -----------       ----------        ----------

Total current assets                                                                   75,470            5,365             3,022

Deferred income taxes                                                                   2,967               --                --
Property, plant and equipment, net                                                      7,776               --                --

Goodwill, net of accumulated amortization of $860                                      10,218               --                --

Other assets                                                                            3,962               --                --
                                                                                  -----------      -----------       -----------
Total assets                                                                         $100,393           $5,365            $3,022
                                                                                  ===========      ===========       ===========
Liabilities and Stockholders' Equity and Parent Company Investment

Current liabilities:
Accounts payable                                                                   $    8,034        $      --         $      --
Accrued salaries and benefits                                                           4,023               --                --
Advance billings on contracts                                                             452              737               361
Other accrued liabilities                                                               5,905               92                --
Income taxes payable                                                                      101               --                --
                                                                                 ------------       ----------        ----------

Total current liabilities                                                              18,515              829               361

Commitments and contingencies (note 8)

Stockholders' equity and parent company investment:

Preferred stock, $.01 par value, 1,000,000 shares authorized, none
   issued; and no preferred stock authorized at April 30, 1996 or 1995                     --               --                --
Common stock, $.001 par value, 25,000,000 shares
   authorized, 8,155,832 issued and outstanding at October 31, 1996;
   and $1.00 par value, 1,000 shares authorized, issued, and
   outstanding at April 30, 1996 and 1995                                                   8                1                 1
Capital in excess of par value                                                         81,003              335               335
Advances from parent                                                                       --            3,466             2,645
Retained earnings (deficit)                                                               825              734             (320)
Cumulative currency translation adjustment                                                 42               --                --
                                                                                -------------     ------------       -----------

Total stockholders' equity and parent company investment                               81,878            4,536             2,661
                                                                                -------------     ------------       -----------
Total liabilities, stockholder's equity and parent company investment                $100,393           $5,365            $3,022
                                                                                =============     ============       ===========

The accompanying notes are an integral part of these consolidated financial statements.

(1) Represents the financial position of Fluor Daniel Environmental Services, Inc. (FDESI), the predecessor entity for accounting purposes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                               Transition Period ended
                                                                           October 31,           Fiscal years ended April 30,(1)
                                                                                  1996           1996          1995         1994
                                                                                  ----           ----          ----         ----
Cash flows from operating activities:
Net income                                                                 $       91         $1,054        $  656       $  682
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
     Depreciation and amortization                                              2,354             --            --           --
     Deferred income taxes                                                       (111)            --            --           --
     Loss on fixed assets                                                          45             --            --           --
     Changes  in   operating   assets  and   liabilities,   net  of  effects  of
        acquisitions:
           Accounts receivable and unbilled revenues                           (6,532)        (2,343)       (1,547)         183
           Other current assets                                                 3,070             --            --           --
           Other assets                                                           102             --            --           --
           Accounts payable                                                    (1,720)            --            --           --
           Accrued salaries and benefits                                        1,233             --            --           --
           Advance billings on contract                                          (285)            376            41          177
           Other accrued liabilities                                           (1,101)            92            --           --
           Income taxes payable                                                  (273)            --            --           --
      Advances from (to) parent                                                    --            821           850       (1,042)
                                                                         -------------      ---------      --------      -------

Net cash used in operating activities                                          (3,127)            --            --           --

Cash flows from investing activities:
  Expenditures for property, plant and equipment                               (2,065)            --            --           --
  Sale of fixed assets                                                            815             --            --           --
  Purchase of marketable securities                                            (5,451)            --            --           --
  Sale of marketable securities                                                 1,350             --            --           --
  Investment in joint ventures                                                    102             --            --           --
  Other                                                                           263             --            --           --
  Cash acquired in merger with Groundwater Technology, Inc.                    36,729             --            --           --
  Cash paid to shareholders                                                   (60,102)            --            --           --
                                                                              --------    -----------   -----------  ----------

Net cash used in investing activities                                         (28,359)            --            --           --

Cash flows from financing activities:
  Proceeds from sale of stock under employee
      stock plans and payments on employee notes                                  646             --            --           --
  Cash received from Fluor Daniel, Inc.                                        33,350             --            --           --
                                                                             ---------    -----------   -----------  ----------

Net cash provided by financing activities                                      33,996             --            --           --

Effect of exchange rate changes on cash and cash equivalents                       42             --            --           --
                                                                          ------------   -----------    ----------  -----------

Net increase in cash and cash equivalents                                       2,552             --            --           --

Cash and cash equivalents at beginning of year                                     --             --            --           --
                                                                           -----------    -----------   -----------  ----------

Cash and cash equivalents at end of year                                   $    2,552     $       --     $      --   $       --
                                                                           ===========    ===========    ==========  ==========

Supplemental disclosures of cash flow information:
Received net assets from merger with Groundwater Technology, Inc.             $70,858             --            --           --
Income taxes paid                                                           $     513             --            --           --

The accompanying notes are an integral part of these consolidated financial statements.

(1) Represents the historical results of Fluor Daniel Environmental Services, Inc. (FDESI), the predecessor entity for accounting purposes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARENT COMPANY INVESTMENT TRANSITION PERIOD ENDED OCTOBER 31, 1996 AND YEARS ENDED APRIL 30, 1996, 1995 AND 1994 (In thousands, except share amounts)

                                                                              Retained                     Currency
                                             Common Stock      Additional     Earnings    Advances (To)  Translation
                                          Shares      Amount Paid in Capital  (Deficit)    From Parent    Adjustment      Total
                                          ------      ------ --------------  ---------    -----------    ----------      -------
BALANCE, APRIL 30, 1993 (1)                1,000         $1      $     335    $(1,658)        $2,837           $ --    $  1,515
Advances to parent                                                                            (1,042)                    (1,042)
Net income                                                                        682                                       682

BALANCE, APRIL 30, 1994 (1)                1,000          1            335       (976)         1,795             --       1,155
Advances from parent                                                                             850                        850
Net income                                                                        656                                       656

BALANCE, APRIL 30, 1995 (1)               1,000           1            335       (320)         2,645             --       2,661
Advances from parent                                                                             821                        821
Net income                                                                      1,054                                     1,054

BALANCE, APRIL 30, 1996 (1)               1,000           1            335        734          3,466             --       4,536
Contribution of advances to capital                                  2,359                    (2,359)                       --
Advances to parent                                                                            (1,107)                    (1,107)
Return of capital                        (1,000)         (1)        (2,694)                                              (2,695)
Transaction related costs                                           (1,569)                                              (1,569)
Issuance of new common stock (2)      8,076,466           8         81,565                                               81,573
Issuance of common stock to employees    79,366                        988                                                  988
Restricted stock repayment                                              19                                                   19
Cumulative translation adjustment                                                                                42          42
Net income                                                                         91                                        91

BALANCE, OCTOBER 31, 1996             8,155,832          $8        $81,003  $     825      $    --              $42     $81,878
                                      ==========         ===       ======== ==========     ==========           ===     =======


The accompanying notes are an integral part of these consolidated financial statements.



(1) Represents the historical results of Fluor Daniel Environmental Services, Inc. (FDESI), the predecessor entity for accounting purposes.
(2) In the recapitalization, the former Groundwater Technology stockholders received an aggregate of $60,102,000 in cash in addition to 3,676,000 shares of "new" common stock of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS Fluor Daniel GTI, Inc. provides a broad range of environmental consulting, engineering, and construction management services. These services currently focus on the assessment and remediation of contaminated soil and groundwater using a broad range of techniques an technologies. These services are provided separately or in combination for customers in a variety of industries and for federal and state governments.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Fluor Daniel GTI, Inc. and its wholly owned subsidiaries (the "Company"). All material intercompany transactions and accounts have been eliminated. Certain prior period amounts have been reclassified to conform with current period presentation. The Company accounts for its investments in unconsolidated affiliated companies under the equity method.

BASIS OF PRESENTATION On May 10, 1996, the Company closed a series of transactions (the "Change of Control Transactions") pursuant to which it became a majority-owned subsidiary of Fluor Daniel, Inc. ("Fluor Daniel"), a global construction, engineering, maintenance and services company. The Change of Control Transactions included a recapitalization of the Company's common stock, and the merger of one of the Company's subsidiaries and Fluor Daniel Environmental Services, Inc. ("FDESI"), a wholly-owned subsidiary of Fluor Daniel that provides environmental services primarily to agencies of the federal government. In exchange for FDESI and $35 million in cash, Fluor Daniel received 4,400,000 shares of the Company's "new" common stock and an option to purchase 1,768,970 additional shares at $13.1274 per share that expires on December 11, 1998. In the recapitalization, each holder of "old" common stock received $8.62 in cash and .5274 of a share of "new" common stock of the Company. In addition, the Company entered into a Marketing Agreement with Fluor Daniel, and the Company changed its name from "Groundwater Technology, Inc." to "Fluor Daniel GTI, Inc." to emphasize the new relationship.

The merger was treated as a reverse acquisition for accounting purposes, and therefore, the balance sheets as of April 30, 1996 and 1995 and the related statements of operations, cash flows and parent company investment for each of the three years in the period ended April 30, 1996, represent the historical results of FDESI, which is the predecessor entity.

The historical financial statements of FDESI have been adjusted to reflect the "carved out" financial position, results of operations and cash flows of FDESI as if the contracts and personnel that constitute the environmental remediation business of Fluor Daniel had been operating as a separate entity. Operations reflect the environmental remediation contract work performed by Fluor Daniel personnel for federally funded non- Department of Energy contracts, remediation projects for other government agencies and environmental risk assessment, permitting and remediation for commercial clients. Additionally, the Company provides certain environmental consulting services to Fluor Daniel and other affiliated entities. The historical financial statements do not include an allocation of corporate general and administrative expenses by Fluor Daniel as management believes that no significant general and administrative expenses were incurred with respect to FDESI's operations beyond those reflected in the accompanying financial statements.

The Company has changed its year end from April 30 to October 31. Accordingly, the Company began a new 12-month fiscal year on November 1, 1996. The six month period resulting from this change, May 1, 1996 through October 31, 1996, is referred to as the "Transition Period."


Financial results for the Transition Period ended October 31, 1996 include the operations of GTI as if the merger had occurred on May 1, 1996. Financial activity for the period May 1, 1996 through May 9, 1996 was not significant.

CASH AND CASH EQUIVALENTS Cash and cash equivalents consist of cash on hand, demand deposit accounts and investments in tax-exempt money market funds and tax-exempt municipal bonds having original maturities of three months or less or which contain a put option which can be exercised at par within three months of the date of acquisition. These investments are highly liquid and are considered cash equivalents. Cash equivalents are stated at cost which approximates market.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION Property, plant and equipment are stated at cost. Repairs and maintenance costs are charged to operations when incurred, while betterments are capitalized. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets. The estimated useful life of each class of asset is as follows:

     Buildings and equipment                                      25 years
     Leasehold improvements                                      1-7 years
     Machinery and equipment                                       3 years
     Laboratory equipment                                          7 years
     Furniture, fixtures and computer equipment                  3-5 years
     Rental equipment                                              2 years

Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

INTANGIBLES Intangibles consist principally of goodwill and other intangible assets resulting from acquisitions. Amortization is computed on a straight-line basis not to exceed forty years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

INDIRECT EXPENSES Indirect expenses include indirect non-project costs of environmental services personnel assigned to the environmental operations of FDESI, who were available to provide services to FDESI's clients while it was a subsidiary of Fluor Daniel. Additionally, FDESI was charged by Fluor Daniel for the fair value of rent for occupied space, computer usage and rental and reproduction costs.

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

Earnings per share information for periods prior to the merger between FDESI and GTI has been omitted since FDESI, the predecessor entity for accounting purposes, had no publicly traded equity securities.

REVENUE RECOGNITION Revenue is recognized when services are performed. Certain government projects are accounted for on the percentage-of-completion method, primarily based on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs and losses, if any, are recognized in the period in which they are determined. Revenues recognized in excess of amounts billed are classified as current assets under unbilled revenues. Amounts billed to clients in excess of revenues recognized to date are classified as advance billings on contracts.

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

NOTE 2
MARKETABLE SECURITIES The Company accounts for its investments under the provision of Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are classified as available-for-sale securities and recorded at current market value with an offsetting adjustment included in stockholders' equity. All securities mature in less than six months.

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

At the end of October 31, 1996, proceeds from sales of securities available for sale were approximately $1,350,000. No gains or losses were realized.

At October 31, 1996, investments in debt and equity securities were stated at their fair value of $4,100,876. In addition, included in cash and cash equivalents are short term debt securities with a carrying value which approximates their fair value of $589,660.

NOTE 3
UNBILLED REVENUES Unbilled revenues represent amounts earned under the Company's contracts but not billed or not yet billable to customers according to contract terms, which usually consider passage of time, achievement of certain project milestones or completion of the project. The unbilled revenues at October 31, 1996 are expected to be billed and collected within one year.


NOTE 4
PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment consisted of the following:

(In thousands)
-------------------------------------------------------------------------------
Land, buildings and improvements                                     $  1,932
Leasehold improvements                                                  1,773
Machinery and equipment                                                 2,872
Laboratory equipment                                                      610
Furniture, fixtures and computer equipment                             23,417
Rental equipment                                                        8,802
                                                                     --------
                                                                       39,406

Less accumulated depreciation                                         (31,630)
                                                                     --------
                                                                     $  7,776
                                                                     ========

Depreciation expense was $2,182,000, for the Transition Period.

NOTE 5
LINE OF CREDIT At October 31, 1996, the Company had a line of credit with a bank providing for borrowings up to $10,000,000 through April 30, 1999. Borrowings under the line bear interest at the prime rate (8.25% at October 31, 1996). There have been no borrowings under the line of credit. The full amount of the line of credit was available to the Company at October 31, 1996. The line of credit is unsecured; however, the Company is required to maintain certain financial ratios and minimum level of net worth, and the Company's ability to pay dividends to shareholders is restricted.

NOTE 6
INCOME TAXES
The provision for income taxes consisted of the following:
(In thousands)

                                             Transition Period
                                             ended October 31,                           Fiscal years ended April 30,
                                                                                 ---------------------------------------
                                                          1996                   1996             1995              1994
                                                          ----                   ---------------------------------------
Current:
     Federal                                            $  58                       $605            $366           $380
     State                                                177                         69              54             56
                                                       -------                   -------         -------        -------
                                                          235                        674             420            436
Deferred (prepaid):
     Federal                                              105                         --              --             --
     State                                                 52                         --              --             --
     Foreign                                             (268)                        --              --             --
                                                       -------                   -------         -------        -------
                                                         (111)                        --              --             --
                                                       -------                   -------         -------        -------
                                                         $124                       $674            $420           $436
                                                       =======                   =======         =======        =======






The provisions for income taxes were at rates other than the U.S. federal statutory income tax rate for the following reasons:

                                                 Transition Period
                                                 ended October 31,                          Fiscal years ended April 30,
                                                                                   -------------------------------------------
                                                              1996                    1996             1995               1994
                                                              ----                 -------------------------------------------
U.S. federal statutory income tax rate %                     34.0%                   34.0%           34.0%        34.0%
State income taxes
     net of federal income tax benefit                       70.4                     5.0             5.0          5.0
Foreign income taxes                                        (87.0)                     --              --           --
Meals & entertainment                                        25.5                      --              --           --
Goodwill                                                     25.8                      --              --           --
Interest income exempt from federal tax                      (6.1)                     --              --           --
Other, net                                                   (4.9)                     --              --           --
                                                           -------               ---------      ----------   ----------

                                                             57.7%                   39.0%           39.0%        39.0%
                                                             =====                   =====           =====        =====

Deferred assets reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of October 31, 1996 are as follows:

(In thousands)

Deferred tax assets
     Depreciation                                                        $1,440
     Allowance for doubtful accounts                                        612
     Other accrued liabilities                                            1,334
     Net operating loss carryforwards
       of international subsidiaries                                        894
                                                                            ---

     Total deferred tax assets                                            4,280
     Valuation allowance attributable to
       net operating loss carryforwards
       of international subsidiaries                                      (376)
                                                                          ----

Net deferred tax assets                                                  $3,904
                                                                         ======

The foreign loss before income taxes was $238,000 net, for the Transition Period. The valuation allowance is attributable to foreign net operating losses which are likely to expire before being utilized.

The operations of FDESI were included in the consolidated federal income tax return of Fluor Corp., the ultimate parent company of Fluor Daniel, Inc. Under a tax allocation practice, FDESI was charged by Fluor Daniel for federal and state income taxes, if any, generally at statutory rates.

As a result of the tax allocation practice, tax benefits associated with pre-1993 losses were recognized in the year the loss occurred. If FDESI had filed a separate return, these tax benefits would have been recognized in later years, resulting in the elimination of substantially all of the income tax expense for the years 1993 through 1995.



NOTE 7
RELATED PARTIES The Company provides certain environmental consulting services to Fluor Daniel and other affiliated entities. Revenues from these consulting services have been reflected in the accompanying statements in accordance with a Marketing Agreement ("the Agreement") signed in conjunction with the Investment Agreement between the Company and Fluor Daniel. Under the terms of the Agreement, affiliates are charged for labor cost plus established multipliers on base compensation. Due to the variable and often unpredictable nature of the Company's work load, consulting services are provided to Fluor Daniel as conditions allow. Revenues from Fluor Daniel and other affiliated entities were $1,058,000 for the Transition Period ended October 31, 1996 and $4,507,000, $4,941,000 and $4,613,000 for the periods ended April 30, 1996, 1995 and 1994, respectively.

Prior to the change of control transactions, FDESI, the predecessor company, was dependent upon Fluor Daniel for continued financing, including funding required, if any, for settlement of claims, working capital requirements and third party bid and performance guarantees made in the ordinary course of business; and FDESI advanced and received non-interest bearing funds from Fluor Daniel. The funding mechanism ceased to exist upon completion of the merger.

NOTE 8
COMMITMENTS AND CONTINGENCIES

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

Future minimum payments under all noncancelable leases are as follows:

(In thousands)
------------------------------------------------------
1997                                          $  4,038
1998                                             3,091
1999                                             2,141
2000                                             1,398
2001 and thereafter                              1,302
                                             ---------
                                               $11,970
                                             =========

Rent expense charged to operations was $2,530,000 for the Transition Period.

OTHER COMMITMENTS A substantial number of the Company's contracts with its customers require the Company to indemnify the customer for claims, damages, or losses for personal injury or property damage relating to the Company's performance of the contracts unless such injury or damage is solely the result of the customer's negligent or willful acts or omissions. A number of the insurance policies maintained by the Company for this purpose are provided through arrangements which require the Company to indemnify the insurance carrier for all losses and expenses under the policies and to support its indemnity commitments with letters of credit. At October 31, 1996, such letters of credit aggregated $7,300,655. In addition, provisions for losses expected under these policies of $1,741,000 are included in other accrued liabilities at October 31, 1996. Management believes an adequate level of insurance coverage has been provided.


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

NOTE 9
CAPITAL STOCK AND STOCK PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has determined that had compensation costs related to awards of employee stock options been calculated based on fair value at the grant date consistent with FASB Statement 123, "Accounting for Stock Based Compensation", there would be no material impact on the net income or earnings per share of the Company for the Transition Period.

AMENDED AND RESTATED 1987 STOCK PLAN Pursuant to the plan, as amended, 1,917,089 shares of common stock have been reserved for issuance upon the exercise of options or in connection with awards or authorizations to make direct purchases of stock. The plan provides for the granting of both nonstatutory stock options and incentive stock options. The recipients, terms, and option prices are to be determined by the Compensation Committee of the Board of Directors and, in the case of incentive stock options, may not be less than the fair market value of the common stock at the date of grant. The exercise of incentive stock options is limited by the provisions of the plan, but in no case may the exercise period extend beyond ten years from the date of grant. All options outstanding under the plan on May 10, 1996 have been adjusted pursuant to the Change of Control Transactions.

Information related to the Amended and Restated 1987 Stock Plan is summarized as follows:

                                                        Options Outstanding
                                                     Shares            Price
                                                     ------            -----
       Adjusted Options as of May 1, 1996         1,410,550       $8.59-12.625
       Exercises                                      4,341        8.59-10.23
       Grants                                             0                --
       Cancellations                                 34,291        8.59-10.23
                                                -----------      -------------
       Balance at October 31, 1996                1,371,918       $8.59-12.625

At October 31, 1996, 389,452 shares were available for grant and 621,237 shares were exercisable under the Amended and Restated 1987 Stock Plan.

AMENDED AND RESTATED 1986 EMPLOYEE STOCK PURCHASE PLAN Under the Company's Amended and Restated 1986 Employee Stock Purchase Plan, up to 600,000 shares of common stock may be sold to eligible employees. Those individuals employed a minimum of 20 hours per week are eligible to participate in the plan. Shares are issuable at the lesser of 85% of the average market price of the Company's common stock on the first day or last day of semi-annual payment periods. At October 31, 1996, 254,899 shares were available for issuance under the plan.



AMENDED AND RESTATED 1995 DIRECTOR STOCK OPTION PLAN Pursuant to the plan, as amended, 108,114 shares of common stock are reserved for issuance upon the exercise of options. Each non-employee director who satisfies certain other requirements is granted an initial option to purchase 5,000 shares of the Company's common stock. Once per year each non-employee director will receive an option to purchase an additional 2,500 shares of common stock. To be eligible, a director cannot be an employee of the Company or any affiliate of the Company. The purchase price of the option granted is the fair market value of the shares on the day the option is granted. Each option becomes exercisable with respect to one third of the shares subject to such option on each anniversary of the date of the grant. Options expire seven years after the date of grant and are nonassignable and nontransferable. All options outstanding under the plan on May 10, 1996 have been adjusted pursuant to the Change of Control Transactions. Options to purchase 19,425 common shares at the price of $10.33, and 7,500 common shares at the price of $11.50 were outstanding as of October 31, 1996. At October 31, 1996, 81,189 shares were available for grant.

PREFERRED STOCK Terms of the preferred stock will be established at time of issuance.

NOTE 10
EMPLOYEE BENEFIT PLANS

PROFIT SHARING PLAN AND BONUS PERFORMANCE PLAN During the Transition Period, the Company had a profit sharing plan for the benefit of all employees meeting certain minimum service requirements. The plan provided for a 10% of pre-tax operating income to be distributed to employees at the end of the second and fourth quarters of each fiscal year. The plan was designed to encourage employees to reduce overall operating costs as a percentage of net revenue. There was no profit sharing expense for the Transition Period.

The Company has a bonus performance program covering eligible employees under which awards are made at the discretion of the Compensation Committee of the Board of Directors. Bonus expense was approximately $415,000, for the Transition Period.

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

The plan requires a matching contribution by the Company of 100% on the first 1%, and 25% on the next 4% of each participant's contribution, but not greater than the maximum allowable under the Internal Revenue Code. The Company may also contribute a discretionary amount to the plan which may be allocated to employees based upon employees' contributions to the plan. The Company's matching contributions currently vest at a rate of 25% per year based upon years of service. The Company's contributions to this plan were $464,000, for the Transition Period.

The Company has various defined contribution plans covering substantially all non-U. S. employees. The Company's contributions to these plans were $115,000 for the Transition Period.

Prior to the merger, employees of FDESI who met certain eligibility requirements participated in a non-contributory defined contribution retirement plan of Fluor Daniel. Contributions to this plan were based on a percentage of the participants' gross salaries. In addition, eligible employees were allowed to contribute up to




10 percent of their salaries to a savings investment plan with Fluor Daniel providing a matching contribution up to 4 percent of their salaries. The cost of these plans was included in the payroll burden rate charged to FDESI by Fluor Daniel.

NOTE 11
INDUSTRY SEGMENT INFORMATION

The Company provides a wide range of environmental services to both the private and government sectors including scientific and engineering applications from environmental assessment, permitting and remediation through design and construction to operations and maintenance services. These services are provided to a variety of different industries including petroleum, chemical, power, pharmaceutical and others.

Revenues from U.S. Federal agencies were as follows ($ in thousands):

                                                Year Ended April 30
                                      ---------------------------------------
                                          1996          1995            1994
                                          ----          ----            ----

Department of Defense                  $10,075       $10,255          $2,184
Percent of total revenues                29.2%         28.9%            4.1%

Environmental Protection Agency       $  7,045      $  3,712          $4,518
Percent of total revenues                20.4%         10.5%            8.6%

In the Transition Period, no single customer accounted for more than 10% of the Company's revenues.


SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)
In thousands, except per share amounts

                                                             Income (Loss)                      Net                  Weighted(2)
                                                     Gross            From      Income       Income     Earnings(2)      Average
                                  Revenues          Profit      Operations       Taxes       (Loss)       Per Share       Shares
--------------------------------------------------------------------------------------------------------------------------------

Transition Period ended
October 31, 1996
First quarter                      $42,056          $9,388           $ 23        $  0         $ 23             $.00        8,229
Second quarter                      47,007           9,724            192         124           68              .01        8,156

Six months ended
October 31, 1995(1)
First quarter                        8,397           2,112            430         168          262              N/A          N/A
Second quarter                       9,614           2,363            601         234          367              N/A          N/A

Twelve months ended
April 30, 1996(1)
First quarter                        8,397           2,112            430         168          262              N/A          N/A
Second quarter                       9,614           2,363            601         234          367              N/A          N/A
Third quarter                        8,308           1,290           (229)        (89)        (140)             N/A          N/A
Fourth quarter                       8,178           2,898            926         361          565              N/A          N/A

Twelve months ended
April 30, 1995(1)
First quarter                        9,597           1,755            901         351          550              N/A          N/A
Second quarter                      11,208           1,637            517         202          315              N/A          N/A
Third quarter                        4,084           1,547           (188)        (73)        (115)             N/A          N/A
Fourth quarter                      10,536           2,076           (154)        (60)         (94)             N/A          N/A


The Company's quarterly results may fluctuate. Factors influencing such variations include: spending decisions by major customers; delays in the release of committed projects; weather; holidays and vacation time, which limit the amount of time Company professional and technical personnel have in the field; and the level of subcontracted services.










(1) Represents the historical results of Fluor Daniel Environmental Services, Inc. (FDESI).

(2) Share price information for the periods prior to the merger has been omitted since Fluor Daniel Environmental Services, Inc. (FDESI), the predecessor entity for accounting purposes, had no publicly traded equity securities.



                             FLUOR DANIEL GTI, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                    Transition Period ended October 31, 1996

                                 (In thousands)



Allowance for
Doubtful Accounts
and Credit Memos
----------------


Balance at 5/1/96                                                     $     0

Additions (A)                                                           2,063

Deductions (B)                                                           (323)
                                                                         ----

Balance at 10/31/96                                                    $1,740
                                                                       ======

(A)  Amount historically recorded by Groundwater Technology, Inc.
(B)  Amounts written off










                                INDEX TO EXHIBITS
                                 (Item 14(a)(3))


Number          Description of Exhibit
------          ----------------------

3.01            Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form
                8-K for May 10, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

3.02            By-Laws, as amended (filed as Exhibit 3.2 to Current Report on Form 8-K for May 10, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

10.01*          Amended and Restated 1986 Employee Stock Purchase Plan, as amended (filed as Exhibit 10.01 to
                Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange
                Commission and incorporated herein by reference.)

10.02*          Amended and Restated 1986 Employee Stock Purchase Plan Enrollment Form (filed as Exhibit
                10.02 to Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and
                Exchange Commission and incorporated herein by reference.)

10.03*          Amended and Restated 1987 Stock Plan, as amended (filed as Exhibit 10.03 to Annual Report on
                Form 10-K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

10.04*          Form of Non-qualified Stock Option Agreement under the Company's Amended and Restated 1987
                Stock Plan (filed as Exhibit 10.04 to Annual Report on Form 10-K for the year ended April 27,
                1996 with the Securities and Exchange Commission and incorporated herein by reference.)

10.05*          Amended and Restated 1995 Director Stock Option Plan, as amended (filed as Exhibit 10.05 to
                Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange
                Commission and incorporated herein by reference.)

10.06*          Form of Option Agreement under the Company's Amended and Restated 1995 Director Stock
                Option Plan (filed as Exhibit 10.06 to Annual Report on Form 10-K for the year ended April 27,
                1996 with the Securities and Exchange Commission and incorporated herein by reference.)

10.07*          Retirement Savings Plan of the Company, as amended  (filed as Exhibit 10.10 to Annual Report on
                Form 10-K for the year ended May 2, 1993 with the Securities and Exchange Commission and incorporated herein by reference.)

10.08*          Amendment to Retirement Savings Plan of the Company (filed as Exhibit 10.11 to Annual Report on Form 10-K for the year ended April 29, 1995 with the Securities and Exchange Commission and incorporated herein by reference.)

10.09*          Employment Agreement between the Company and Walter C. Barber (filed as Exhibit 10.09 to
                Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange
                Commission and incorporated herein by reference.)



                                        1








10.10*          Form of Employment Agreement between the Company and each of its Executive Officers (filed as
                Exhibit 10.10 to Annual Report on Form 10-K for the year ended April 27, 1996 with the
                Securities and Exchange Commission and incorporated herein by reference.)

10.11*          Restricted Stock Award Agreement under the Company's Amended and Restated 1987 Stock Plan between the Company and Walter C. Barber (filed as Exhibit 10.11 to Annual Report on Form 10-
                K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

10.12*          Non-Qualified Option Agreement under the Company's Amended and Restated 1987 Stock Plan between the Company and Walter C. Barber (filed as Exhibit 10.12 to Annual Report on Form 10-
                K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

10.13*          Profit Sharing Plan (filed as Exhibit 10.14 to Annual Report on Form 10-K for the year ended
                April 29, 1995 with the Securities and Exchange Commission and incorporated herein by reference.)

10.14           Lease for 100 River Ridge Drive, Norwood, Massachusetts (filed as Exhibit 10.15 to Annual
                Report on Form 10-K for the year ended May 2, 1992 with the Securities and Exchange
                Commission and incorporated herein by reference.)

10.15           Third Amendment to Lease for 100 River Ridge Drive, Norwood, Massachusetts (filed as Exhibit
                10.13 to Annual Report on Form 10-K for the year ended April 29, 1995 with the Securities and
                Exchange Commission and incorporated herein by reference.)

10.16           Fourth  Amendment to Lease for 100 River Ridge  Drive,  Norwood, Massachusetts  (filed as Exhibit
                10.16 to Annual Report on Form 10-K for the year ended April 27, 1996 with the  Securities  and
                Exchange Commission and incorporated herein by reference.)

10.17           Revolving  Credit  Agreement and Revolving Time Note, each dated April 4, 1996 between the
                Company and Fleet National Bank (filed as  Exhibit  10.17 to  Annual  Report  on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

10.18           Investment Agreement dated as of December 11, 1995 between the Company and Fluor Daniel,
                Inc. (with respect to Section 6.3 thereof) (filed as Exhibit 2.1 to Quarterly Report on Form 10-Q for the period ended January 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

10.19           Option Agreement dated as of December 11, 1995 between the Company and Fluor Daniel, Inc.
                (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended January 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)

10.20           First Amendment to Option Agreement dated as of May 30, 1996 between the Company and Fluor
                Daniel, Inc. (filed as Exhibit 10.20 to Annual Report on Form 10-K for the year ended April 27,
                1996 with the Securities and Exchange Commission and incorporated herein by reference.)




                                        2








10.21           Marketing Agreement dated as of May 10, 1996 between the Company and Fluor Daniel, Inc.
                (filed as Exhibit 10.2 to Current Report on Form 8-K for May 10, 1996 with the Securities and
                Exchange Commission and incorporated herein by reference.)

10.22*          1997 Stock Plan.

10.23*          Form of Non-Qualified Stock Options Agreement under the Company's 1997 Stock Plan.

21.1            Subsidiaries of the Company.

23.1            Consent of Coopers & Lybrand LLP.

23.2            Consent of Ernst & Young LLP.

27              Financial Data Schedule.
--------

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 (C) of Form 10-K.






                                        3