Form 10-Q
period 1997-01-31
FLUOR DANIEL GTI INC
filed 1997-03-14
CIK 795579

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark  One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _____________  to _____________

Commission file number 0-15067

                             FLUOR DANIEL GTI, INC.

             (Exact Name of Registrant as Specified in its Charter)

             Delaware
  (State or Other Jurisdiction                          02-0324047
of Incorporation or Organization)           (I.R.S. Employer Identification No.)

                    100 River Ridge Drive, Norwood, MA 02062
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code: (617) 769-7600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

At March 10, 1997 the registrant had issued and outstanding an aggregate of 8,212,656 shares of its common stock.








                             FLUOR DANIEL GTI, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS





PART I     FINANCIAL INFORMATION                                                          PAGE NUMBER
------     ---------------------                                                          -----------
Item 1   Financial Statements 1

          Condensed Consolidated Balance Sheets
              January 31, 1997 (Unaudited) and October 31, 1996 ...............................   1-2

          Condensed Consolidated Statements of Operations
              Quarter ended January 31, 1997 (Unaudited) and January 31, 1996 (Unaudited).......    3

          Condensed Consolidated Statements of Cash Flows
              Quarter ended January 31, 1997 (Unaudited) and January 31, 1996 (Unaudited).........  4

          Notes to Condensed Consolidated Financial Statements (Unaudited).......................   5

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations.. 6-7


PART II   OTHER INFORMATION
-------   -----------------

Item 6    Exhibits and Reports on Form 8-K......................................................    8

          Signatures............................................................................    9








1 Prior year comparative financial statements reflect the historical results of Fluor Daniel Environmental Services, Inc. (FDESI), the predecessor entity for accounting purposes.











Item 1.    Financial Statements

                             FLUOR DANIEL GTI, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                     January 31,         October 31,
Assets                                                                      1997                1996
------                                                                      ----                ----
                                                                     (unaudited)
   Current assets:
   Cash and cash equivalents                                          $    5,181          $    2,552
   Marketable securities                                                   3,951               4,101
   Accounts receivable, less allowance of $1,755 at
      January 31, 1997 and $1,740 at October 31, 1996                     44,639              46,438
   Unbilled revenues                                                      18,562              18,917
   Deferred income taxes                                                     937                 937
   Other current assets                                                    2,437               2,525
                                                                       ---------           ---------

Total current assets                                                      75,707              75,470

Deferred income taxes                                                      2,967               2,967
Property, plant and equipment, net                                         7,303               7,776
Goodwill, net of accumulated amortization of $1,001 at
      January 31, 1997 and $860 at October 31, 1996                       10,293              10,218
Other assets                                                               4,064               3,962
                                                                        --------           ---------

Total assets                                                            $100,334            $100,393
                                                                        ========            ========

    The accompanying notes are an integral part of the financial statements.

                             FLUOR DANIEL GTI, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                          January 31,         October 31,
Liabilities and Stockholders' Equity                                             1997                1996
------------------------------------                                             ----                ----
                                                                          (unaudited)
Current liabilities:
   Accounts payable                                                         $  7,720             $  8,034
   Accrued salaries and benefits                                               3,350                4,023
   Advance billings on contracts                                                 355                  452
   Other accrued liabilities                                                   6,661                5,905
   Income taxes payable                                                          (45)                 101
                                                                            --------             --------

Total current liabilities                                                     18,041               18,515

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
      none issued                                                                --                  --
   Common stock, $.001 par value, 25,000,000 shares
      authorized, 8,212,656 issued and outstanding at January 31, 1997;
      8,155,832 issued and outstanding at October 31, 1996                         8                    8
   Capital in excess of par value                                             81,430               81,003
   Retained earnings                                                             887                  825
   Cumulative currency translation adjustment                                    (32)                  42
                                                                            --------             --------

Total stockholders' equity                                                    82,293               81,878
                                                                            --------             --------

Total liabilities and stockholders' equity                                  $100,334             $100,393
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

                             FLUOR DANIEL GTI, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                          Quarter ended
                                                                          -------------
                                                                  January 31,         January 31,
                                                                         1997             1996(1)
                                                                         ----             -------
Revenues                                                              $47,594             $8,308
Cost of revenues                                                       38,341              7,018
                                                                      -------             ------

Gross profit                                                            9,253              1,290

Selling, general and administrative expenses                            9,398                 --
Indirect expenses                                                          --              1,519
License and other income                                                  170                 --
                                                                      -------             ------

Income (loss) before investment and interest income                        25               (229)
Investment and interest income, net                                        89                 --
                                                                      -------             -------

Income (loss) before income taxes                                         114               (229)
Provision for (benefit from) income taxes                                  52                (89)
                                                                      -------             -------

Net income (loss)                                                     $    62             $ (140)
                                                                      =======             =======

Earnings per common share                                             $   .01             $  N/A
                                                                      =======             ======

Shares used to compute earnings per common share                        8,213                N/A
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

                             FLUOR DANIEL GTI, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                        Quarter ended
                                                                                        -------------
                                                                               January 31,         January 31,
                                                                                      1997             1996(1)
                                                                                      ----             -------
Cash Flows From Operating Activities
   Net income                                                                    $     62              $ (140)
   Adjustments to reconcile net income  to net cash provided by operating activities:
       Depreciation and amortization                                                1,188                  --

      Changes in operating assets and liabilities:
         Accounts receivable and unbilled revenues                                  2,154              (1,245)
         Other current assets                                                          88                  --
         Other assets                                                                 (99)                 --
         Accounts payable                                                            (315)                 --
         Accrued salaries and benefits                                               (673)                486
         Other accrued liabilities                                                    756                  --
         Advanced billing on contracts                                                (97)                 --
         Income taxes payable                                                        (146)                 --
      Advances from parent                                                             --                 899
                                                                              -----------             -------

Net Cash provided by Operating Activities                                           2,918                  --

Cash Flows From Investing Activities
      Purchase of marketable securities                                            (3,500)                 --
      Sale of marketable securities                                                 3,650                  --
      Expenditures for property, plant and equipment                                 (641)                 --
      Sale of property, plant and equipment                                            69                  --
      Other                                                                          (219)                 --
                                                                                 ---------         ----------

Net Cash used in Investing Activities                                                (641)                 --

Cash Flows From Financing Activities
      Proceeds from sale of stock under employee stock purchase plans                 427                  --
                                                                                 --------          ----------

Net Cash provided by Financing Activities                                             427                  --

Effect of Exchange Rate Changes on Cash and Cash Equivalents                          (75)                 --
                                                                                ----------         ----------

Net Increase in Cash and Cash Equivalents                                           2,629                  --

Cash and Cash Equivalents at Beginning of Fiscal Year                               2,552                  --
                                                                                  -------          ----------

Cash and Cash Equivalents at End of Period                                         $5,181           $      --
                                                                                   ======           =========


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

                             FLUOR DANIEL GTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1. Condensed Consolidated Financial Statements

     The condensed consolidated balance sheets as of January 31, 1997 and October 31, 1996, the related condensed consolidated statements of operations for the quarters ended January 31, 1997 and January 31, 1996, and the related condensed consolidated statements of cash flows for the quarters ended January 31, 1997 and January 31, 1996, have been prepared by Fluor Daniel GTI, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and changes in cash flows at January 31, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested this information be read in conjunction with the Annual Report on Form 10-K for fiscal year ended October 31, 1996 (SEC File No. 0-15067) and the Proxy Statement/Prospectus dated April 5, 1996, of Groundwater Technology, Inc. ("GTI"), relating to the May 10, 1996 Special Meeting of Stockholders at which the Change of Control Transactions (defined below) were approved. The results of operations for the period ended January 31, 1997 are not necessarily indicative of the operating results for the year.

NOTE 2. Earnings Per Share

     Earnings per share for the period ended January 31, 1996 is not meaningful.

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

     The merger was treated as a reverse acquisition for accounting purposes, and therefore, the unaudited January 31, 1996 condensed consolidated statements of operations and condensed consolidated statements of cash flows reflect the historical results of FDESI, which is the predecessor entity for accounting purposes.

     Pro forma results for the quarter ended January 31, 1996, presented as though the merger of FDESI and GTI had occurred on November 1, 1995, were net income of approximately $413,000 on revenues of approximately $50.2 million.

NOTE 4. Change in Fiscal Year

     The Company changed its year end from April 30 to October 31. Accordingly, the Company began a new 12-month fiscal year on November 1, 1996.

                             FLUOR DANIEL GTI, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

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

     The merger was treated as a reverse acquisition for accounting purposes, and therefore, the unaudited January 31, 1996 condensed consolidated statements of operations and condensed consolidated statements of cash flows reflect the historical results of FDESI, which is the predecessor entity for accounting purposes.

     The Company changed its year end from April 30 to October 31. Accordingly, the Company began a new 12-month fiscal year on November 1, 1996.

Results of Operations

     Revenues for the quarter ended January 31, 1997 were $47.6 million. The Company experienced continued competition within almost all assessment and remediation markets.

     Gross profit for the three months ended January 31, 1997 was $9.3 million. As a percentage of revenues, gross profit for the quarter ended January 31, 1997 was 19.4%. The gross profit for the quarter has been impacted by continued pricing pressures for services performed.

     Selling, general and administrative expenses for the quarter ended January 31, 1997 were $9.4 million. There were no unusual expenses in selling, general and administrative during this period.

     The provision for income taxes at 45.6% for the quarter ended January 31, 1997 is higher than the U.S. statutory rate mainly due to the impact of state taxes.

     Pro forma results for the first quarter ended January 31, 1996, presented as though the merger of FDESI and GTI had occurred on November 1, 1995, were net income of approximately $413,000 on revenues of approximately $50.2 million.


Liquidity and Capital Resources

     At January 31, 1997, the Company's primary source of liquidity was $9.1 million in cash, cash equivalents and marketable securities. The Company has no long-term borrowings. At January 31, 1997, the Company had a line of credit with a bank providing for borrowings up to $10.0 million through April 30, 1999. There have been no borrowings under the line of credit.

     Operating activities provided $2.9 million in net cash for the three months ended January 31, 1997 principally due to improvements in collections of receivables. At January 31, 1997, the Company's working capital was $57.7 million. Total assets were $100.3 million at the end of the same period.

     Cash flows from investing activities were impacted by approximately $641,000 of expenditures in property, plant and equipment that were made to upgrade the Company's computer and rental equipment. The Company had no material commitments for capital expenditures as of January 31, 1997 and estimates spending for the next three months to be approximately $1.4 million.

     Funding requirements for operations are expected to be met from existing cash, cash equivalents, marketable securities and cash generated from operations. The Company believes that cash provided from these sources will be sufficient to meet its operating requirements for the near term.

                             FLUOR DANIEL GTI, INC.

                                     PART II




Item 6.    Exhibits and Reports on Form 8-K

     (a) On December 18, 1996, the Registrant filed a Current Report on Form 8-K reporting a change in independent accountants from Coopers & Lybrand LLP to Ernst & Young LLP.

                             FLUOR DANIEL GTI, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                          FLUOR DANIEL GTI, INC.



Date: March 14, 1997                         /s/ Walter C. Barber
      --------------                       -------------------------------------
                                                                Walter C. Barber
                                           President and Chief Executive Officer





Date: March 14, 1997                               /s/ Robert E. Sliney, Jr.
      --------------                              ------------------------------
                                                           Robert E. Sliney, Jr.
                                                   Vice President, Treasurer and
                                                         Chief Financial Officer