Form 10-Q
period 1997-04-30
FLUOR DANIEL GTI INC
filed 1997-06-16
CIK 795579

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark  One)

  x           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----         EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

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

Registrant's Telephone Number, Including Area Code: (617) 769-7600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No
                                       ---     ---
At June 12, 1997 the registrant had issued and outstanding an aggregate of 8,323,702 shares of its common stock.






                             FLUOR DANIEL GTI, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS





PART I     FINANCIAL INFORMATION                                                                       PAGE NUMBER
------     ---------------------                                                                       -----------

Item 1   Financial Statements 1

          Condensed Consolidated Balance Sheets
              April 30, 1997 (Unaudited) and October 31, 1996 .................................................1-2

          Condensed Consolidated Statements of Operations
              Quarter ended April 30, 1997 (Unaudited) and April 30, 1996 (Unaudited)............................3

          Condensed Consolidated Statements of Operations
              Six months ended April 30, 1997 (Unaudited) and April 30, 1996 (Unaudited).........................4

          Condensed Consolidated Statements of Cash Flows
              Six months ended April 30, 1997 (Unaudited) and April 30, 1996 (Unaudited).........................5

          Notes to Condensed Consolidated Financial Statements (Unaudited).......................................6

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations................7-8


PART II   OTHER INFORMATION
-------   -----------------

Item 6    Exhibits and Reports on Form 8-K.......................................................................9

          Signatures............................................................................................10





1 Prior year comparative financial statements reflect the historical results of Fluor Daniel Environmental Services, Inc. (FDESI), the predecessor entity for accounting purposes.






Item 1.    Financial Statements

                             FLUOR DANIEL GTI, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                      April 30,         October 31,
Assets                                                                                     1997                1996
------                                                                                     ----                ----
                                                                                    (unaudited)
Current assets:
   Cash and cash equivalents                                                         $    4,502          $    2,552
   Marketable securities                                                                  4,852               4,101
   Accounts receivable, less allowance of $1,788 at
      April 30, 1997 and $1,740 at October 31, 1996                                      44,332              46,438
   Unbilled revenues                                                                     20,354              18,917
   Deferred income taxes                                                                    851                 937
   Other current assets                                                                   2,334               2,525
                                                                                    -----------         -----------

Total current assets                                                                     77,225              75,470

Deferred income taxes                                                                     2,967               2,967
Property, plant and equipment, net                                                        7,030               7,776
Goodwill, net of accumulated amortization of $1,145 at
      April 30, 1997 and $860 at October 31, 1996                                        10,374              10,218
Other assets                                                                              3,931               3,962
                                                                                    -----------         -----------

Total assets                                                                           $101,527            $100,393
                                                                                       ========            ========


The accompanying notes are an integral part of the financial statements.

                             FLUOR DANIEL GTI, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)


                                                                                      April 30,         October 31,
Liabilities and Stockholders' Equity                                                       1997                1996
------------------------------------                                                       ----                ----
                                                                                    (unaudited)
Current liabilities:
   Accounts payable                                                                 $    8,918           $    8,034
   Accrued salaries and benefits                                                         5,706                4,023
   Advance billings on contracts                                                           637                  452
   Other accrued liabilities                                                             4,873                5,905
   Income taxes payable                                                                     --                  101
                                                                               ----------------        ------------

Total current liabilities                                                               20,134               18,515

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
      none issued                                                                           --                   --
   Common stock, $.001 par value, 25,000,000 shares
      authorized, 8,212,656 issued and outstanding at April 30, 1997;
      8,155,832 issued and outstanding at October 31, 1996                                   8                    8
   Capital in excess of par value                                                       81,430               81,003
   Retained earnings                                                                       131                  825
   Cumulative currency translation adjustment                                             (176)                  42
                                                                                  -------------       -------------

Total stockholders' equity                                                              81,393               81,878
                                                                                    -----------          ----------

Total liabilities and stockholders' equity                                            $101,527             $100,393
                                                                                      =========            ========


The accompanying notes are an integral part of the financial statements.

                             FLUOR DANIEL GTI, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                               Quarter ended
                                                                                               -------------
                                                                                       April 30           April 30,
                                                                                           1997             1996(1)
                                                                                           ----             -------

Revenues                                                                               $48,052               $8,178
Cost of revenues                                                                        37,588                5,280
                                                                                      ---------             -------

Gross profit                                                                            10,464                2,898

Selling, general and administrative expenses                                            12,081                   --
Indirect expenses                                                                           --                1,972
License and other income                                                                   172                   --
                                                                                    -----------          ----------

Income (loss) before investment and interest income                                     (1,445)                 926
Investment and interest income                                                             174                   --
                                                                                    -----------          ----------

Income (loss) before income taxes                                                       (1,271)                 926
Provision (benefit) for income taxes                                                      (515)                 361
                                                                                    -----------            --------

Net income (loss)                                                                    $    (756)             $   565
                                                                                     ==========             =======

Loss per common share                                                               $     (.09)                 N/A
                                                                                    ===========            ========

Shares used to compute loss per common share                                             8,213                  N/A
                                                                                     ==========            ========


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

                             FLUOR DANIEL GTI, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                             Six months ended
                                                                                             ----------------
                                                                                       April 30           April 30,
                                                                                           1997             1996(1)
                                                                                           ----             -------

Revenues                                                                               $95,646              $16,486
Cost of revenues                                                                        75,929               12,298
                                                                                      ---------            --------

Gross profit                                                                            19,717                4,188

Selling, general and administrative expenses                                            21,479                   --
Indirect expenses                                                                           --                3,491
License and other income                                                                   342                   --
                                                                                    -----------         -----------

Income (loss) before investment and interest income                                     (1,420)                 697
Investment and interest income                                                             263                   --
                                                                                    -----------        ------------

Income (loss) before income taxes                                                       (1,157)                 697
Provision (benefit) for income taxes                                                      (463)                 272
                                                                                    -----------          ----------

Net income (loss)                                                                    $    (694)           $     425
                                                                                     ==========           =========

Loss per common share                                                               $     (.08)                 N/A
                                                                                    ===========          ==========

Shares used to compute loss per common share                                              8,199                 N/A
                                                                                     ==========          ==========


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

                             FLUOR DANIEL GTI, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                                   Six months ended
                                                                                                   ----------------
                                                                                     April 30,            April 30,
                                                                                           1997             1996(1)
                                                                                           ----             -------
Cash Flows From Operating Activities
   Net income (loss)                                                                   $  (694)             $  425
   Adjustments to reconcile net income  to net cash provided by operating activities:
       Depreciation and amortization                                                     2,210                  --
      Deferred taxes                                                                        86                  --
      Changes in operating assets and liabilities:
         Accounts receivable and unbilled revenues                                         669              (1,157)
         Other current assets                                                              191                  --
         Other assets                                                                      (50)                 --
         Accounts payable                                                                  884                  --
         Accrued salaries and benefits                                                   1,683                  --
         Other accrued liabilities                                                      (1,032)                 92
         Advance billings on contracts                                                     185                 329
         Income taxes payable                                                             (101)                 --
      Advances from parent                                                                   --                311
                                                                                   ------------            -------

Net Cash provided by Operating Activities                                                4,031                  --

Cash Flows From Investing Activities
      Purchase of marketable securities                                                 (5,701)                 --
      Sale of marketable securities                                                      4,950                  --
      Expenditures for property, plant and equipment                                    (1,337)                 --
      Sale of property, plant and equipment                                                166                  --
      Other                                                                               (368)                 --
                                                                                      ---------         ----------

Net Cash used in Investing Activities                                                   (2,290)                 --

Cash Flows From Financing Activities
      Proceeds from sale of stock under employee stock purchase plans                      427                  --
                                                                                      ---------         ----------

Net Cash provided by Financing Activities                                                  427                  --

Effect of Exchange Rate Changes on Cash and Cash Equivalents                              (218)                 --
                                                                                      ---------         ----------

Net Increase in Cash and Cash Equivalents                                                1,950                  --

Cash and Cash Equivalents at Beginning of Fiscal Year                                    2,552                  --
                                                                                       --------         ----------

Cash and Cash Equivalents at End of Period                                              $4,502           $      --
                                                                                        =======          =========


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

                             FLUOR DANIEL GTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1. Condensed Consolidated Financial Statements

     The condensed consolidated balance sheets as of April 30, 1997 and October 31, 1996, the related condensed consolidated statements of operations for the quarter and six months ended April 30, 1997 and April 30, 1996, and the related condensed consolidated statements of cash flows for the six months ended April 30, 1997 and April 30, 1996, have been prepared by Fluor Daniel GTI, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and changes in cash flows at April 30, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested this information be read in conjunction with the Annual Report on Form 10-K for fiscal year ended October 31, 1996 (SEC File No. 0-15067) and the Proxy Statement/Prospectus dated April 5, 1996, of Groundwater Technology, Inc. ("GTI"), relating to the May 10, 1996 Special Meeting of Stockholders at which the Change of Control Transactions (defined below) were approved. The results of operations for the three and six month periods ended April 30, 1997 are not necessarily indicative of the operating results for the year.

NOTE 2. Earnings Per Share

     Earnings per share for the three and six month periods ended April 30, 1996 is not meaningful.

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

     The merger was treated as a reverse acquisition for accounting purposes, and therefore, the unaudited April 30, 1996 condensed consolidated statements of operations and condensed consolidated statements of cash flows reflect the historical results of FDESI, which is the predecessor entity for accounting purposes.

     Pro forma results for the quarter ended April 30, 1996, presented as though the merger of FDESI and GTI had occurred on November 1, 1995, were net income of approximately $663,000 on revenues of approximately $48.2 million. Pro forma results for the six month period ended April 30, 1996, presented as though the merger of FDESI and GTI had occurred on November 1, 1995, were net income of $1,076,000 on revenues of approximately $98.5 million.

NOTE 4. Change in Fiscal Year

     The Company changed its year end from April 30 to October 31. Accordingly, the Company began a new 12-month fiscal year on November 1, 1996.

                             FLUOR DANIEL GTI, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

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

     The merger was treated as a reverse acquisition for accounting purposes, and therefore, the unaudited April 30, 1996 condensed consolidated statements of operations and condensed consolidated statements of cash flows reflect the historical results of FDESI, which is the predecessor entity for accounting purposes.

     The Company changed its year end from April 30 to October 31. Accordingly, the Company began a new 12-month fiscal year on November 1, 1996.

Results of Operations
---------------------

Results for the Quarter Ended April 30, 1997

     Revenues  for the  quarter  ended April 30,  1997 were $48.1  million.  The
Company experienced continued competition within almost all assessment and remediation markets.

     Gross profit for the three months ended April 30, 1997 was $10.5 million. As a percentage of revenues, gross profit for the quarter was 21.8%. The gross profit for the three months has been impacted by continued pricing pressures for services performed and by an additional charge of $831,000 in labor and salary costs associated with writing government proposals. These additional costs had an adverse impact on the gross margins for the quarter.

     Selling, general and administrative expenses for the quarter ended April 30, 1997 were $12.1 million. Included in this cost is $583,000 in outside vendors costs associated with the preparation of government proposals. Also included is a charge of $830,000 for payroll and benefits related to an overhead cost reduction plan implemented during the quarter ended April 30, 1997. It is expected that this overhead cost reduction plan will yield approximately $2 million in annualized salary and benefit savings.

     The benefit for income taxes at 40.5% for the quarter ended April 30, 1997 is approximately the combined statutory rate.

     Pro forma results for the quarter ended April 30, 1996, presented as though the merger of FDESI and GTI had occurred on November 1, 1995, were net income of approximately $663,000 on revenues of approximately $48.2 million.

Results for the Six Months Ended April 30, 1997

     Revenues for the six months ended April 30, 1997 were $95.6 million. The Company experienced continued competition within almost all assessment and remediation markets for the six months ended.

     Gross profit for the six months ended April 30, 1997 was $19.7 million. As a percentage of revenues, gross profit for the six months ended was 20.6%. The gross profit for the six months has been impacted by continued pricing pressures for services performed and by an additional charge of $1.15 million in labor and salary costs associated with writing government proposals. These additional costs had an adverse impact on the gross margins.

     Selling, general and administrative expenses for the six months ended April 30, 1997 were $21.5 million. Included in this cost is $583,000 in outside vendors costs associated with the preparation of government proposals. Also included is a charge of $830,000 for payroll and benefits related to an overhead cost reduction plan implemented during the quarter ended April 30, 1997. It is expected that this overhead cost reduction plan will yield approximately $2 million in annualized salary and benefit savings.

     The benefit for income taxes at 40.0% for the six months ended April 30, 1997 is approximately the combined statutory rate.

     Pro forma results for the six month period ended April 30, 1996, presented as though the merger of FDESI and GTI had occurred on November 1, 1995, were net income of $1,076,000 on revenues of approximately $98.5 million.

Liquidity and Capital Resources
-------------------------------

     At April 30, 1997, the Company's primary source of liquidity was $9.4 million in cash, cash equivalents and marketable securities. The Company has no long-term borrowings. At April 30, 1997, the Company had a line of credit with a bank providing for borrowings up to $10.0 million through April 30, 1999. There have been no borrowings under the line of credit.

     Operating activities provided $4.0 million in net cash for the six months ended April 30, 1997, principally due to improvements in collections of receivables and increases in accounts payable balances. At April 30, 1997, the Company's working capital was $56.9 million. Total assets were $101.5 million at the end of the same period.

     Cash flows from investing activities were impacted by approximately $1.3 million of expenditures in property, plant and equipment that were made to upgrade the Company's computer and rental equipment. The Company had no material commitments for capital expenditures as of April 30, 1997, and estimates spending for the next three months to be approximately $360,000.

     Funding requirements for operations are expected to be met from existing cash, cash equivalents, marketable securities and cash generated from operations. The Company believes that cash provided from these sources will be sufficient to meet its operating requirements for the near term.

Forward-Looking Information
---------------------------

Any of the comments in this Form 10-Q that refer to the Company's estimated or future results, including its estimates of the cost savings from the overhead cost reduction plan, are forward-looking and reflect the Company's current analysis of existing trends and information. Actual results may differ materially from current expectations or projections based on a number of factors affecting the Company's businesses. These factors include, in the case of the overhead cost reduction plan, the ability to achieve estimated staff reductions while maintaining workflow in the functional areas affected. Other risk factors affecting the Company's estimated or future results include, but are not limited to, cost overruns on fixed, maximum, or unit- priced contracts; contract performance risks; the uncertain timing of awards and contracts; and changes in environmental regulations; as well as, the enforcement of those regulations. These forward-looking statements represent the Company's judgement only as of the date of this Form 10-Q. As a result, the reader is cautioned not to rely on these forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements.

Additional information concerning these and other factors can be found in the Company's public periodic filings with the Securities and Exchange Commission.

                             FLUOR DANIEL GTI, INC.

                                     PART II




Item 6.    Exhibits and Reports on Form 8-K

           None

                             FLUOR DANIEL GTI, INC.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                          FLUOR DANIEL GTI, INC.
                                                          ----------------------



Date:      June 13, 1997                      /s/Walter C. Barber
           ----------------------------    -------------------------------------
                                                                Walter C. Barber
                                           President and Chief Executive Officer





Date:      June 13, 1997                      /s/Robert E. Sliney, Jr.
           ----------------------------    -------------------------------------
                                                           Robert E. Sliney, Jr.
                                                   Vice President, Treasurer and
                                                         Chief Financial Officer