Form 10-Q
period 1997-07-31
FLUOR DANIEL GTI INC
filed 1997-09-15
CIK 795579

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark  One)

  x          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----        EXCHANGE ACT OF 1934


For the quarterly period ended July 31, 1997

                                                        OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    --------------------


Commission file number 0-15067

                             FLUOR DANIEL GTI, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                      02-0324047
  State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

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

At September 13, 1997 the registrant had issued and outstanding an aggregate of 8,323,790 shares of its common stock.







                             FLUOR DANIEL GTI, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS





PART I     FINANCIAL INFORMATION                                                                          PAGE NUMBER
------     ---------------------                                                                          -----------

Item 1   Financial Statements

          Condensed Consolidated Balance Sheets
              July 31, 1997 (Unaudited) and October 31, 1996 ..................................................1-2

          Condensed Consolidated Statements of Operations
              Quarter ended July 31, 1997 (Unaudited) and July 31, 1996 (Unaudited)..............................3

          Condensed Consolidated Statements of Operations
              Nine months ended July 31, 1997 (Unaudited) and July 31, 1996 (Unaudited)1.........................4

          Condensed Consolidated Statements of Cash Flows
              Nine months ended July 31, 1997 (Unaudited) and July 31, 1996 (Unaudited)1.........................5

          Notes to Condensed Consolidated Financial Statements (Unaudited).......................................6

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations................7-9


PART II   OTHER INFORMATION
-------   -----------------

Item 2    Changes in Securities.................................................................................10

Item 6    Exhibits and Reports on Form 8-K......................................................................10

          Signatures............................................................................................11



1 Reflects the historical results of the predecessor entity Fluor Daniel Environmental Services, Inc. (FDESI) for the six months ended April 30, 1996 and Fluor Daniel GTI, Inc. for the three months ended July 31, 1996.




Item 1.    Financial Statements

                             FLUOR DANIEL GTI, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                                       July 31,         October 31,
Assets                                                                                     1997                1996
------                                                                                     ----                ----
                                                                                    (unaudited)
Current assets:
   Cash and cash equivalents                                                         $    8,580          $    2,552
   Marketable securities                                                                  5,501               4,101
   Accounts receivable, less allowance of $1,850 at
      July 31, 1997 and $1,740 at October 31, 1996                                       39,111              46,438
   Unbilled revenues                                                                     20,693              18,917
   Deferred income taxes                                                                    849                 937
   Other current assets                                                                   3,202               2,525
                                                                                    -----------         -----------

Total current assets                                                                     77,936              75,470

Deferred income taxes                                                                     2,967               2,967
Property, plant and equipment, net                                                        6,680               7,776
Goodwill, net of accumulated amortization of $1,320 at
      July 31, 1997 and $860 at October 31, 1996                                         10,695              10,218
Other assets                                                                              2,967               3,962
                                                                                    -----------         -----------

Total assets                                                                           $101,245            $100,393
                                                                                       ========            ========


The accompanying notes are an integral part of the financial statements.

                             FLUOR DANIEL GTI, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)




                                                                                       July 31,         October 31,
Liabilities and Stockholders' Equity                                                       1997                1996
------------------------------------                                                       ----                ----
                                                                                    (unaudited)
Current liabilities:
   Accounts payable                                                                 $    7,589           $    8,034
   Accrued salaries and benefits                                                         3,910                4,023
   Advance billings on contracts                                                           754                  452
   Other accrued liabilities                                                             5,742                5,905
   Income taxes payable                                                                     87                  101
                                                                                 --------------        ------------

Total current liabilities                                                               18,082               18,515

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
      none issued                                                                           --                   --
   Common stock, $.001 par value, 25,000,000 shares
      authorized, 8,323,790 issued and outstanding at July 31, 1997;
      8,155,832 issued and outstanding at October 31, 1996                                   8                    8
   Capital in excess of par value                                                       82,162               81,003
   Retained earnings                                                                     1,280                  825
   Cumulative currency translation adjustment                                             (287)                  42
                                                                                  -------------       -------------

Total stockholders' equity                                                              83,163               81,878
                                                                                    -----------          ----------

Total liabilities and stockholders' equity                                            $101,245             $100,393
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

                             FLUOR DANIEL GTI, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                                                                Quarter ended
                                                                                                -------------
                                                                                       July 31,            July 31,
                                                                                           1997                1996
                                                                                           ----                ----

Revenues                                                                                $46,884            $42,056
Cost of revenues                                                                         35,709             32,668
                                                                                       --------           --------

Gross profit                                                                             11,175              9,388

Selling, general and administrative expenses                                              9,630              9,561
License and other income                                                                     91                 37
                                                                                    -----------        -----------

Income (loss) before investment and interest income                                       1,636               (136)
Investment and interest income, net                                                         305                159
                                                                                     ----------         ----------

Income before provision for income taxes                                                  1,941                 23
Provision for income taxes                                                                  792                 --
                                                                                     ----------      -------------

Net income                                                                             $  1,149         $       23
                                                                                       ========         ==========

Earnings per common share                                                            $      .14       $         --
                                                                                     ==========       ============

Shares used to compute earnings per common share                                          8,314              8,229
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

                             FLUOR DANIEL GTI, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                                                              Nine months ended
                                                                                              -----------------
                                                                                       July 31,            July 31,
                                                                                           1997             1996(1)
                                                                                           ----             -------

Revenues                                                                               $142,530             $58,542
Cost of revenues                                                                        111,638              44,966
                                                                                      ---------            --------

Gross profit                                                                             30,892              13,576

Selling, general and administrative expenses                                             31,109               9,561
Indirect expense                                                                             --               3,491
License and other income                                                                    433                  37
                                                                                   ------------         -----------

Income before investment and interest income                                                216                 561
Investment and interest income, net                                                         568                 159
                                                                                   ------------          ----------

Income before income taxes                                                                  784                 720
Provision for income taxes                                                                  329                 272
                                                                                   ------------          ----------

Net income                                                                          $       455           $     448
                                                                                    ===========           =========

Earnings per common share                                                          $        .06        $         --
                                                                                   ============        ============

Shares used to compute earnings per common share                                          8,247                  --
                                                                                    ===========       =============



The accompanying notes are an integral part of the financial statements.










1 Reflects the historical results of the predecessor entity Fluor Daniel Environmental Services, Inc. (FDESI) for the six months ended April 30, 1996 and Fluor Daniel GTI, Inc. for the three months ended July 31, 1996. Pro forma results for the period, presented as though the merger of FDESI and Groundwater Technology, Inc. had occurred at the beginning of the period, were net income of approximately $1,099,000 on gross revenues of approximately $140,501,000.

                             FLUOR DANIEL GTI, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                                               Nine months ended
                                                                                       July 31,            July 31,
                                                                                           1997             1996(1)
                                                                                           ----             -------
Cash Flows From Operating Activities
   Net income                                                                          $   455            $    448
   Adjustments to reconcile net income  to net cash provided by (used by)
     operating activities:
      Depreciation and amortization                                                      3,116               1,226
      Loss on fixed assets                                                                  --                  59
      Deferred taxes                                                                        88                  --
      Changes in operating assets and liabilities:
         Accounts receivable and unbilled revenues                                       5,551              (5,979)
         Other current assets                                                             (677)              3,080
         Other assets                                                                      434                (115)
         Accounts payable                                                                 (445)             (2,096)
         Accrued salaries and benefits                                                    (113)                668
         Other accrued liabilities                                                        (163)             (1,461)
         Advance billings on contracts                                                     302                 329
         Income taxes payable                                                              (14)                (78)
      Advances from parent                                                                  --                 311
                                                                                   ------------          ---------

Net Cash provided by (used by) Operating Activities                                      8,534              (3,608)

Cash Flows From Investing Activities
      Purchase of marketable securities                                                 (6,700)               (650)
      Sale of marketable securities                                                      5,300                  --
      Expenditures for property, plant and equipment                                    (1,604)               (611)
      Investment in joint ventures                                                          --                 102
      Sale of property, plant and equipment                                                 54                  --
      Other                                                                               (403)               (283)
      Cash acquired in merger with Groundwater Technology, Inc.                             --              36,729
      Cash paid to shareholders                                                             --             (60,102)
                                                                                   ------------            --------

Net Cash used in Investing Activities                                                   (3,353)            (24,815)

Cash Flows From Financing Activities
      Proceeds from sale of stock under employee stock purchase plans                    1,159                 359
      Cash received from Fluor Daniel, Inc.                                                 --              33,350
                                                                                   ------------            -------

Net Cash provided by Financing Activities                                                1,159              33,709

Effect of Exchange Rate Changes on Cash and Cash Equivalents                              (312)                 54
                                                                                      ---------         ----------

Increase in Cash and Cash Equivalents                                                    6,028               5,340

Cash and Cash Equivalents at Beginning of Fiscal Year                                    2,552                  --
                                                                                       --------       ------------

Cash and Cash Equivalents at End of Period                                              $8,580             $ 5,340
                                                                                        =======            =======

The accompanying notes are an integral part of the financial statements.

Supplemental disclosure of non-cash financing activities:
      Received net assets from merger with Groundwater Technology, Inc.                     --              $70,858





1 Reflects the historical results of the predecessor entity Fluor Daniel Environmental Services, Inc. (FDESI) for the six months ended April 30, 1996 and Fluor Daniel GTI, Inc. for the three months ended July 31, 1996.

                             FLUOR DANIEL GTI, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. Condensed Consolidated Financial Statements

     The condensed consolidated balance sheets as of July 31, 1997 and October 31, 1996, the related condensed consolidated statements of operations for the quarter and nine months ended July 31, 1997 and July 31, 1996, and the related condensed consolidated statements of cash flows for the nine months ended July 31, 1997 and July 31, 1996, have been prepared by Fluor Daniel GTI, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and changes in cash flows at July 31, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested this information be read in conjunction with the Annual Report on Form 10-K for fiscal year ended October 31, 1996 (SEC File No. 0-15067) and the Proxy Statement/Prospectus dated April 5, 1996, of Groundwater Technology, Inc. ("GTI"), relating to the May 10, 1996 Special Meeting of Stockholders at which the Change of Control Transactions (defined below) were approved. The results of operations for the three and nine month periods ended July 31, 1997 are not necessarily indicative of the operating results for the year.

NOTE 2. Earnings Per Share

     Earnings per share for the nine month period ended July 31, 1996 is not meaningful.

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

     The merger was treated as a reverse acquisition for accounting purposes, and therefore, the unaudited condensed consolidated statements of operations and condensed consolidated statements of cash flows for the nine months ended July 31, 1996 reflect the historical results of FDESI, which is the predecessor entity for accounting purposes, for the six months ended April 30, 1996 and the results of Fluor Daniel GTI, Inc. for the three months ended July 31, 1996.

     Pro forma results for the nine month period ended July 31, 1996, presented as though the merger of FDESI and GTI had occurred on November 1, 1995, were net income of $1,099,000 on revenues of approximately $140.5 million.

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

     The merger was treated as a reverse acquisition for accounting purposes, and therefore, the unaudited condensed consolidated statements of operations and condensed consolidated statements of cash flows for the nine months ended July 31, 1996 reflect the historical results of FDESI, which is the predecessor entity for accounting purposes, for the six months ended April 30, 1996 and the results of Fluor Daniel GTI, Inc. for the three months ended July 31, 1996.

     The Company changed its year end from April 30 to October 31. Accordingly, the Company began a new 12-month fiscal year on November 1, 1996.

Results of Operations
Results for the Quarter Ended July 31, 1997

     Revenues for the quarter ended July 31, 1997 were $46.9 million, an increase of 11.4% compared to revenue of $42.1 million for the same period last year. Although the Company experienced continued competition within almost all assessment and remediation markets, the increase in revenues was in large part due to work on alliance projects with Fluor Daniel, Inc.

     Gross profit for the three months ended July 31, 1997 was $11.2 million, an increase of 19.1% compared to $9.4 million for the same period last year. As a percentage of revenues, gross profit for the quarter was 23.9% as compared to 22.3% for the same period last year. The gross profit for the three months was favorably impacted by the strong performance of several key programs.

     The increase in both revenues and gross profit was in large part driven by the shared projects between the Company and Fluor Daniel. A recent example is the previously announced award by Witco Corporation to Fluor Daniel, Inc., of which our portion is valued at $100 million over three years. We are providing environmental services in support of Witco's program to restructure and consolidate its worldwide manufacturing facilities.

     Selling, general and administrative expenses for the quarter ended July 31, 1997 were $9.6 million or 20.5% of revenues, compared to $9.6 million, or 22.8% of revenue in the same period last year. The lower percentage is a reflection of the initial benefits of the overhead cost reduction plan implemented during the quarter ended April 30, 1997.

Results for the Nine Months Ended July 31, 1997
     Revenues for the nine months ended July 31, 1997 were $142.5 million. The Company experienced continued competition within almost all assessment and remediation markets for the nine months ended.

     Gross profit for the nine months ended July 31, 1997 was $30.9 million. As a percentage of revenues, gross profit for the nine months ended was 21.7%. The gross profit for the nine months has been impacted by continued pricing pressures for services performed and a charge of $1.15 million in labor and salary costs associated with writing government proposals incurred during the first six months of this fiscal year. These additional costs had an adverse impact on the gross margins.

     Selling, general and administrative expenses for the nine months ended July 31, 1997 were $31.1 million. Included in this cost is $583,000 in outside vendors costs associated with the preparation of government proposals. Also included is a charge of $830,000 for payroll and benefits related to an overhead cost reduction plan implemented during the quarter ended April 30, 1997. When fully implemented, it is expected that this overhead cost reduction plan will yield approximately $2 million in annualized salary and benefit savings.

     Pro forma results for the nine month period ended July 31, 1996, presented as though the merger of FDESI and GTI had occurred on November 1, 1995, were net income of $1,099,000 on revenues of approximately $140.5 million.

Liquidity and Capital Resources

     At July 31, 1997, the Company's primary source of liquidity was $14.1 million in cash, cash equivalents and marketable securities. The Company has no long-term borrowings. At July 31, 1997, the Company had a line of credit with a bank providing for borrowings up to $10.0 million through April 30, 1999. There have been no borrowings under the line of credit.

     Operating activities provided $8.5 million in net cash for the nine months ended July 31, 1997, principally due to improvements in collections of receivables. At July 31, 1997, the Company's working capital was $59.9 million. Total assets were $101.2 million at the end of the same period.

     Cash flows from investing activities were impacted by approximately $1.6 million of expenditures in property, plant and equipment that primarily related to an upgrade the Company's computer and rental equipment. The Company had no material commitments for capital expenditures as of July 31, 1997, and estimates spending for the next three months to be approximately $600,000.

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

Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131.)

SFAS No. 131 establishes new standards for the way that public business enterprises report information about operating segments in interim financial reports issued to shareholders. This statement is effective for the Company's fiscal year 1999. Adoption of this standard is not expected to have a material impact on the Company's financial statements or results of operations.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128.) SFAS No. 128 redefines the standards for computing earnings per share and is effective for the Company's fiscal year 1998. The Company believes adoption of the new standards will not have a material impact on future earnings per share calculations.

                             FLUOR DANIEL GTI, INC.

                                     PART II



Item 2:    Changes in Securities

     In connection with the purchase of Hall Southwest Corporation as of May 26, 1994, the Company issued 49,074 shares of Common Stock during the quarter covered by this report to one individual who is currently an employee of the Company. With respect to the issuance of such securities, the Company relied upon the provisions of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in that such transaction did not involve a public offering and was thereby exempt from registration under the Securities Act. The offering was not made by means of any general solicitation, and the purchaser represented that he (i) was an "accredited investor" as defined in Regulation D promulgated under the Securities Act, (ii) was acquiring the securities for his own account for the purpose of investment, and (iii) had no present plans to effect any distribution thereof. The securities were issued with an investment legend thereon, and stop transfer instructions were noted on the Company's transfer ledgers.

Item 6.    Exhibits and Reports on Form 8-K

     None

                             FLUOR DANIEL GTI, INC.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                          FLUOR DANIEL GTI, INC.
                                                          ----------------------



Date:      September 15, 1997               /s/ Walter C. Barber
     ----------------------------          -------------------------------------
                                                                Walter C. Barber
                                           President and Chief Executive Officer





Date:      September 15, 1997               /s/ Mary C. Stack
     ----------------------------          -------------------------------------
                                                                   Mary C. Stack
                                                    Vice President and Treasurer