Form 10-K
period 1997-10-31
FLUOR DANIEL GTI INC
filed 1998-01-29
CIK 795579

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended October 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 0-15067
                            ------------------------

                             FLUOR DANIEL GTI, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       02-0324047
(State or other jurisdiction of incorporation
               or organization)                     (I.R.S. Employer Identification No.)

100 RIVER RIDGE DRIVE,NORWOOD, MASSACHUSETTS                        02062
  (Address of principal executive offices)                       (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 769-7600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

               TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
  ---------------------------------------------  --------------------------------------------
          Common Stock, $.001 par value                              None

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on January 22, 1998, was $37,103,814 computed on the basis of the closing price per share of such stock on the Nasdaq National Market. The number of shares of Common Stock outstanding on January 22, 1998, was 8,370,874 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file a definitive proxy statement for the 1998 Annual Meeting of Stockholders to be held on March 17, 1998 pursuant to Regulation 14A within 120 days of the end of the fiscal year ended October 31, 1997. Portions of the proxy statement are incorporated by reference in Part III hereof.
================================================================================

                             FLUOR DANIEL GTI, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                             PART I
Item 1.     Business......................................................................      1
            General.......................................................................      1
            Services......................................................................      1
            Remediation and Containment Technologies......................................      2
            Business Strategies...........................................................      3
            Governmental Regulation and Market............................................      4
            Customers and Marketing.......................................................      5
            Personnel.....................................................................      6
            Competition and Seasonal Factors..............................................      6
            Potential Liability and Insurance.............................................      6
            Patents and Technology........................................................      7
            Factors Affecting Future Performance..........................................      7
Item 2.     Properties....................................................................      8
Item 3.     Legal Proceedings.............................................................      8
Item 4.     Submission of Matters to a Vote of Security Holders...........................      8
            Executive Officers of the Company.............................................      9

                                             PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters.....     10
Item 6.     Selected Financial Data.......................................................     10
            Management's Discussion and Analysis of Financial Condition and Results of
Item 7.     Operations....................................................................     11
Item 8.     Consolidated Financial Statements and Supplementary Data......................     14
            Changes in and Disagreements with Accountants on Accounting and Financial
Item 9.     Disclosure....................................................................     15

                                            PART III
Item 10.    Directors and Executive Officers of the Registrant............................     15
Item 11.    Executive Compensation........................................................     15
Item 12.    Security Ownership of Certain Beneficial Owners and Management................     15
Item 13.    Certain Relationships and Related Transactions................................     15

                                             PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............     16
            Signatures....................................................................     19

     This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of the Company's plans included in the Letter to Stockholders that accompanies the Annual Report to Stockholders, and the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections in this Report. Certain factors that may affect these forward- looking statements are discussed on page 7.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Fluor Daniel GTI, Inc. (formerly Groundwater Technology, Inc.) and its subsidiaries (collectively, "Fluor Daniel GTI" or the "Company") provide a broad range of environmental, consulting, engineering and remediation services to a variety of commercial and industrial customers and federal, state and local government agencies. The Company was incorporated in Delaware in October 1975 and currently operates from 57 consulting offices throughout the United States and in four foreign countries including Australia, the United Kingdom, Canada and Italy.

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

     On May 10, 1996, the Company changed its year end from April 30 to October 31; accordingly, the Company began a new 12-month fiscal year on November 1, 1996. The six month period resulting from this change, May 1, 1996 through October 31, 1996, is referred to as the "Transition Period."

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

     In connection with the Change of Control Transactions, the Company entered into a Marketing Agreement with Fluor Daniel, pursuant to which the Company has access to Fluor Daniel's worldwide marketing, engineering and construction, and program management resources, which is intended to better enable the Company to penetrate potential markets and, more generally, to respond to the competitive challenges posed by current and anticipated developments in the environmental services market. Fluor Daniel GTI serves as the preferred supplier for environmental assessment, permitting and remediation services to Fluor Daniel and its affiliates. However, there are no assurances provided in the Marketing Agreement. Fluor

Daniel will continue to provide its customers with engineering and construction services, as well as certain environmental services, such as Department of Energy Management and Operations, Operating and Management, Management and Integration services.

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

     The principal legislation that affect the Company's business are as follows:

     RCRA. The Resource Conservation and Recovery Act of 1976 established a framework for federal and state regulation of hazardous wastes. In 1988, the EPA issued regulations under RCRA that govern underground storage tanks containing certain hazardous substances or petroleum. These regulations require the owners of underground storage tanks to upgrade or close existing deficient tanks and to install release detection equipment on existing tanks. In addition, these regulations prescribe the procedures by which tank owners and operators should investigate and report confirmed or suspected releases from tanks, and if applicable, proceed with corrective actions.

     Superfund Act (CERCLA). The Comprehensive Environmental Response, Compensation and Liability Act of 1980 generally addresses cleanup of inactive sites at which hazardous treatment, storage or disposal occurred in the past. The Superfund Act authorizes the federal government to cleanup or order cleanup of these sites. As of September 1997, there were approximately 1,250 sites on the National Priority List ("NPL") subject to extensive monitoring and cleanup work.

     In 1986, the Superfund Amendment and Reauthorization Act ("SARA") was enacted and increased environmental remediation activities significantly. SARA, among other things, authorized additional federal expenditures and expanded the EPA's enforcement powers, which encouraged and facilitated settlements with potentially responsible parties. Superfund authorization for fiscal year 1996 was $1.3 billion. The trust fund balance was $3.1 billion in unappropriated funds at the end of fiscal year 1996.

     Other Federal Legislation. The Company believes that in addition to RCRA and CERCLA, other federal laws will affect demand for its services. These laws include the Toxic Substances Control Act, the Clean Water Act, the Clean Air Act and the Safe Drinking Water Act.

     State Legislation. The federal statutes summarized above presuppose significant state involvement in their administration and enforcement. Many states have enacted their own statutes designed to protect and restore environmental quality and to deal directly with the problem of soil and groundwater contamination; and in some cases these statutes are different or more stringent than the federal statutes. In addition, states have adopted reimbursement programs to assist customers who are required to use the Company's services. Some examples of these state reimbursement programs include the Florida Inland Protection Trust Fund, the Massachusetts Underground Storage Tank Petroleum Product Cleanup Fund, the Texas Petroleum Storage Tank Remediation Fund and the California Underground Storage Tank Cleanup Fund.

     Permits, Licenses and Regulatory Approvals. The installation and operation of remediation systems are subject to various licensing, permitting, approval and reporting requirements imposed by federal, state and local laws.

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

     Within the North American operations, the Company focuses its marketing and operational staff on three major markets -- petroleum, industrial/commercial and government. Fluor Daniel GTI believes this market-centered focus, along with its geographic diversification, allows it to provide responsive services to its customers. Currently, most of the Company's jobs are performed for repeat customers, and in the case of large petroleum and certain industrial customers, pursuant to year-to-year, non-exclusive national buying contracts. There are no minimum purchase requirements associated with these contracts.

     During the fiscal year, no single customer accounted for more than 10% of the Company's revenues; and approximately 28% of revenues were derived from petroleum customers, 42% from industrial/commercial customers and 22% from federal, state and local government agencies. In addition, approximately 8% of revenues in the fiscal year were derived from international customers. During the Transition Period approximately 32% of revenues were derived from petroleum customers, 39% from industrial/commercial customers, 22% from federal, state and local government agencies, and approximately 7% of revenues from international customers.

     Although Fluor Daniel GTI relies on repeat customers and work generated through referrals and seminar appearances for a significant portion of its new business, the Company maintains a dedicated sales force. At the end of the fiscal year, the Company had 28 professionals dedicated to sales, and it has a National Accounts Program to develop and maintain long-term relationships with customers.

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

PERSONNEL

     As of October 31, 1997, the Company had 1,216 employees. Of these 821 are skilled professionals (geologists, hydrogeologists, engineers, chemists and environmental scientists) who perform services in the field, 28 in sales and 367 in administrative support, financial, legal and accounting functions.

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

COMPETITION AND SEASONAL FACTORS

     The markets in which the Company competes are very competitive. The company continues to face increasingly strong price competition. In each specific service area of its business the Company competes with many engineering and consulting firms that are both larger and smaller than the Company, although no firm currently dominates any significant portion of those services. The Company competes primarily on the basis of differentiated service quality, reputation, expertise, geographic location and, to a lesser extent, price.

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

     Fluor Daniel GTI maintains health and safety and quality assurance/quality control programs to reduce the risk of potential damage to persons and property, as well as other losses. During the fiscal year, the Company maintained its environmental impairment liability coverage with its professional liability coverage under one policy. While the Company believes it operates safely and prudently, there are various exclusions under its insurance policies and there can be no assurance that all possible liabilities that may be incurred by the Company are covered by its insurance or that the dollar amount of such liabilities will not exceed the Company's policy limits. Further, the cost and limited availability of insurance has resulted in the Company's use of self-insurance under certain policies. Management believes an adequate level of insurance coverage has been provided. Prior to the Change in Control Transactions, FDESI's insurance was provided by Fluor Daniel. This coverage ceased to be provided by Fluor Daniel at completion of the merger.

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

FACTORS AFFECTING FUTURE PERFORMANCE

     Any of the comments in this annual report on Form 10-K that refer to the Company's estimated or future results, such as future cost controls and improvement in profitability, are forward-looking and reflect the Company's current analysis of existing trends and information. Actual results may differ materially from current expectations or projections based on a number of factors affecting the Company's businesses. These factors include those items disclosed above under the heading "Competition and Seasonal Factors" and "Potential Liability and Insurance", as well as the following factors.

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

     Other Factors. Other risk factors affecting the Company's estimated or future results include but are not limited to, cost overruns on fixed, maximum, or unit-priced contracts; contract performance risks; the uncertain timing of awards and contracts; and changes in environmental regulations; as well as, changes in the enforcement of those regulations. Any forward-looking statements represent the Company's judgement only as the date of this Form 10-K. As a result, the reader is cautioned not to rely on these forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements. Additional information concerning these and other factors can be found in the Company's public periodic filings with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

     The Company's executive offices are located in a 40,340 square foot office leased in Norwood, Massachusetts, a suburb of Boston. The term of the Company's lease for this office space expires July 31, 2002.

     The Company owns two buildings -- a 15,540 square foot, one-story brick and concrete building in Wichita, Kansas, which is leased to a third party, and a 6,050 square foot, two-story building in Kingsgrove, Australia, which houses consulting and administrative staff. The Company leases space for offices and warehouses in 57 cities in the United States, as well as Canada, the United Kingdom, Australia and Italy. Sizes of leased space range from 150 square feet to 42,000 square feet. Lease terms for offices typically range from one to seven years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Registrant are listed below:

Walter C. Barber..........................   56   President and Chief Executive Officer
                                                  Vice President and General Manager, North
Glenn V. Batchelder.......................   36   Region
                                                  Vice President and General Manager, South
J. Steven Paquette........................   43   Region
                                                  Vice President and General Manager, West
David L. Backus...........................   56   Region
Anne M. Nolan.............................   49   Vice President, Business Administration
Gregory E. Meyer..........................   45   Vice President, Sales and Marketing

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

     Glenn V. Batchelder is the Vice President North Region. Between 1986 and 1997, he served the Company in several capacities, including Vice President Sales & Marketing from 1995-1997, Manager of the Company's former ORS Environmental Equipment Division from 1992 until its sale in 1994, Vice President of Engineering from 1989 to 1992, and District Manager from 1986 to 1989.

     J. Steven Paquette is Vice President and General Manager, South Region for the Company. Between 1993 and May 1996, he served as President of Groundwater Technology Government Services, Inc., a subsidiary of the Company. Prior to joining the Company, from 1990 to 1992, he served as Senior Vice President and Northeast Division Manager, and from 1987 to 1990, he served as Vice President of Eastern Operations, for CDM Federal Programs Corporation, a wholly-owned subsidiary of Camp Dresser & McKee, Inc., a provider of environmental engineering and consulting services to agencies and departments of the Federal government.

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

     Anne M. Nolan is the Vice President of Business Administration. From 1994 to 1995, she served the Company as the Director of Human Resources and was elected Vice President of Human Resources in 1995. Prior to joining the Company, from August 1989 to April 1994, Ms. Nolan served as Senior Vice President and Director of Training and Organizational Development for Fleet Financial Group, Inc., and from June 1987 to August 1989, she served as Human Resources Manager for Digital Equipment Corporation.

     Gregory Meyer has been Vice President of Sales and Marketing of Fluor Daniel GTI, Inc., since June 1997. From 1995 to 1997, he was General Manager of Fluor Daniel Chicago, and from 1991 to 1995, he was Senior Director of Marketing, Fluor Daniel GmbH.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is traded under the symbol "FDGT" on the Nasdaq National Market. The following table sets forth, by quarter, the high and low bid prices of the Company's common stock as reported by the Nasdaq National Market.

                                                                    FISCAL YEAR ENDED
                                                                     OCTOBER 31, 1997
                                                                    ------------------
                                                                     HIGH         LOW
                                                                    ------       -----
        Quarter ended January 31, 1997............................  $ 9.00       $7.25
        Quarter ended April 30, 1997..............................    8.88        6.25
        Quarter ended July 31, 1997...............................    7.63        6.13
        Quarter ended October 31, 1997............................    9.25        6.88

                                                                    TRANSITION PERIOD
                                                                          ENDED
                                                                     OCTOBER 31, 1996
                                                                    ------------------
        Quarter ended July 31, 1996...............................  $14.00       $9.00
        Quarter ended October 31, 1996............................   10.75        7.00

     Share price information for the periods prior to the merger has been omitted since Fluor Daniel Environmental Services, Inc. (FDESI), the predecessor entity for accounting purposes, had no publicly traded equity securities.

     As of January 22, 1998, the Company's common stock was held by 600 holders of record. The Company has never paid cash dividends on its common stock and currently has no intention to pay cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

                                             FISCAL
                                           YEAR ENDED     TRANSITION
                                            OCTOBER      PERIOD ENDED        FISCAL YEARS ENDED APRIL 30,(1)
                                              31,        OCTOBER 31,     ----------------------------------------
                                              1997           1996         1996       1995       1994      1993(3)
                                           ----------    ------------    -------    -------    -------    -------
Revenues................................    $190,536       $ 89,063      $34,497    $35,425    $52,755    $41,253
Income before provision for income
  taxes.................................       1,290            215        1,728      1,076      1,118        513
Net income..............................         755             91        1,054        656        682        316
Earnings per share of common stock(2)...         .09            .01          N/A        N/A        N/A        N/A
Working capital.........................      59,779         56,955        4,536      2,661      1,155      1,515
Total assets............................    $103,136       $100,393      $ 5,365    $ 3,022    $ 1,475    $ 1,658
Weighted average shares
  outstanding(2)........................       8,267          8,141          N/A        N/A        N/A        N/A

---------------

(1) Reflects the historical results of Fluor Daniel Environmental Services, Inc. (FDESI), the predecessor entity for accounting purposes.

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

  A.  General -- Fluor Daniel GTI, Inc.

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

     The merger of GTI and FDESI was treated as a reverse acquisition for accounting purposes, and therefore, the statements of operations, cash flows and parent company investment for each of the two years in the period ended April 30, 1996 represent the historical results of FDESI, which is the predecessor entity.

     On May 10, 1996, the Company changed its year end from April 30 to October 31; accordingly, the Company began a new 12-month fiscal year on November 1, 1996. The six month period resulting from this change, May 1, 1996 through October 31, 1996, is referred to as the "Transition Period."

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

     As of October 31, 1997, the Company had 57 consulting offices in 32 states and 4 foreign countries, including Australia, the United Kingdom, Canada, and Italy. Total employees as of October 31, 1997 were 1,216.

  Fiscal year ended October 31, 1997 compared with the proforma results for the year ended October 31, 1996.

     The proforma period reflects the historical results of the predecessor entity Fluor Daniel Environmental Services (FDESI) for the six months ended April 30, 1996, Groundwater Technology, Inc. for the six months ended April 30, 1996 and Fluor Daniel GTI, Inc. for the six months ended October 31, 1996 and are summarized as follows:

        Revenues.........................................................   $187,508
        Gross profit.....................................................     42,331
        Selling, general and administrative expense......................     43,057
        License and other income.........................................      1,610
        Tax expense......................................................        866
        Net income.......................................................      1,223

     Revenues for the fiscal year were $190.5 million versus $187.5 for the proforma comparable period last year. The company continues to experience heightened competition within almost all assessment and remediation markets.

     Gross profit for the fiscal year was $39.7 million versus $42.3 million for the proforma comparable period last year. As a percentage of revenues, gross profit for the fiscal year was 20.8% versus 22.6% for the proforma comparable period ended October 31, 1996. The gross profit for the fiscal year has been impacted by continued pricing pressures for services performed and a charge of $1.5 million in labor and salary costs associated with writing government proposals. These additional costs had an adverse impact on gross margin. The Company's gross margin will continue to be impacted by pricing pressure in the near term.

     Selling, general and administrative expenses for the fiscal year were $39.8 million versus $43.0 for the proforma comparable period last year. Included in such costs for this fiscal year is $583,000 in outside vendor costs associated with the preparation of government proposals. Also included is a charge of $830,000 for payroll and benefits related to an overhead cost reduction plan.

     License and other income for the fiscal year was $576,000 versus $1.6 million for the proforma comparable period ended October 31, 1996. In the twelve months ended October 31, 1996, other income contained a receipt of $889,000 from the sale of an investment, this did not occur in fiscal year ended October 31, 1997.

     The tax rate at 41.5% for the fiscal year as compared to 41.4% for the proforma comparable period last year. The rate for the year ended October 31, 1996 was adversely impacted by state taxes. This impact does not reoccur in this fiscal year. The realization of deferred tax assets related to foreign operating losses is dependent on maintaining existing levels of pretax earnings at each location.

TRANSITION PERIOD ENDED OCTOBER 31, 1996 COMPARED WITH SIX MONTHS ENDED OCTOBER 31, 1995

     Revenues for the Transition Period were $89.1 million. The Company continued to experience a decrease in work from petroleum customers and the federal government as well as continued competition within almost all assessment and remediation markets.

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

  B.  General -- Fluor Daniel Environmental Services, Inc. (Predecessor Entity)

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

  Fiscal 1996 Compared with Fiscal 1995

     Revenues and net income for the year ended April 30, 1996 were $34.5 million and $1.1 million respectively, compared with $35.4 million and $656,000 for the year ended April 30, 1995. The decrease in revenues is primarily attributable to lower revenues on Department of Defense ("DOD") contracts in 1996 compared with 1995. This decrease was partially offset by higher revenues on commercial projects in 1996 compared with 1995. Government projects contributed 50% of total revenues for the year ended April 30, 1996 compared with 39% for the same period of 1995.

     Total indirect expenses increased to $6.9 million for the year ended April 30, 1996 from $5.9 million for the same period of 1995, due primarily to increased proposal costs for environmental remediation on DOD prospects.

  C.  Financial Position and Liquidity

     At October 31, 1997, the Company's primary source of liquidity was $11.0 million in cash, cash equivalents and marketable securities. The Company has no long-term borrowings. At October 31, 1997, the Company had a line of credit with a bank providing for borrowings up to $10.0 million through April 30, 1999. There have been no borrowings under the line of credit.

     Approximately $7.3 million in net cash was generated from operating activities during the fiscal year ended October 31, 1997. At October 31, 1997, the Company's working capital was $59.8 million. Total assets were $103.1 million at the end of the same period.

     Cash flows from investing activities were impacted by approximately $2.5 million of expenditures in property, plant and equipment that were made to upgrade the Company's computer and rental equipment. The Company had no material commitments for capital expenditures as of October 31, 1997 and estimates spending for the next twelve months to be approximately $2.5 million, principally for the general expansion of operations and replacement of depreciated assets.

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

  D.  Impact Year 2000

     The Company initiated a review of its software systems in early 1996 in view of the fact that certain systems will not recognize dates after the year 1999, which could cause those systems to produce invalid results. This is commonly referred to as "the Year 2000 problem." The company has substantially completed the assessment phase of all major systems and, in some cases, has made the required changes and is in the process of completing the installation phase. Based upon the results of the work done to date, the company believes that the remaining work will be completed in a timely manner and that the overall cost of such work will not be material. The company expenses such costs when incurred. There can be no assurance, however, that further work will not identify issues which could change the company's present assessment of the cost of addressing this issue.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information called for by this item is set forth in the Company's Consolidated Financial Statements and supplementary data contained in this report and is incorporated herein by this reference. Specific financial statements and supplementary data can be found at the pages listed in the following index.

                                        INDEX                                           PAGE
-------------------------------------------------------------------------------------   -----
Reports of Independent Auditors......................................................   F-2
Consolidated Statements of Operations for the year ended October 31, 1997, the
  Transition Period ended October 31, 1996 and for each of the two years ended April
  30, 1996 and 1995..................................................................   F-5
Consolidated Balance Sheets at October 31, 1997 and October 31, 1996.................   F-6
Consolidated Statements of Cash Flows for the year ended October 31, 1997, the
  Transition Period ended October 31, 1996 and for each of the two years ended April
  30, 1996 and 1995..................................................................   F-7
Consolidated Statements of Stockholders' Equity and Parent Company Investment for the
  year ended October 31, 1997, the Transition Period ended October 31, 1996 and for
  each of the two years ended April 30, 1996 and 1995................................   F-8
Notes to Consolidated Financial Statements...........................................   F-9
Selected Quarterly Financial Data (unaudited)........................................   F-19
Schedule II - Valuation and Qualifying Accounts......................................   F-20

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and, therefore, have been omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 12, 1996, the Company dismissed the accounting firm of Coopers & Lybrand LLP ("C&L") and engaged the accounting firm of Ernst & Young LLP ("E&Y") to be the Company's independent auditors for the fiscal year ending October 31, 1997. The Company's Board of Directors approved the decision to change accountants upon the recommendation of the Company's Audit Committee.

     E&Y serves as independent auditors for the Company's parent company, Fluor Daniel, Inc. and Fluor Daniel, Inc.'s former subsidiary, Fluor Daniel Environmental Services, Inc. ("FDESI"), which was merged with and became a subsidiary of the Company on May 10, 1996.

     On July 26, 1995, the Company had dismissed E&Y and engaged C&L to be the Company's independent accountants for the fiscal year ended April 27, 1996. C&L also was engaged to be the independent accountants for the Transition Period May 1, 1996 through October 31, 1996, which resulted from the Company changing its fiscal year end to October 31, the fiscal year-end of Fluor Daniel, Inc.

     During the period of engagement of E&Y there have been no "disagreements" between the Company and E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, or any "reportable events", as those terms are defined in Item 304 of Regulation S-K.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this item, other than the information appearing in Part I hereof under the heading "Executive Officers", may be found in the section captioned, "Election of Directors" in the Company's definitive Proxy Statement in connection with the 1998 Annual Meeting of Stockholders to be held on March 17, 1998. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this item may be found in the section captioned, "Executive Compensation" in the Company's definitive Proxy Statement in connection with the 1998 Annual Meeting of Stockholders to be held on March 17, 1998. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item may be found in the sections captioned, "Share Ownership of Principal Holders and Management" and "Election of Directors" in the definitive Proxy Statement in connection with the 1998 Annual Meeting of Stockholders to be held on March 17, 1998. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item may be found in the section captioned, "Executive Compensation" in the definitive Proxy Statement in connection with the 1998 Annual Meeting of Stockholders to be held on March 17, 1998. Such information is incorporated herein by reference.

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

  (2) Financial Statement Schedule:

                                                                                    LOCATION IN
                                                                                    THIS REPORT
                                                                                    -----------
       Schedule II - Valuation and Qualifying Accounts...........................      F-20

     All other schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

  (3) Exhibits:

     The following exhibits are filed herewith or incorporated by reference as indicated below.

NUMBER                                   DESCRIPTION OF EXHIBIT
------    ------------------------------------------------------------------------------------
 3.01     Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current
          Report on Form 8-K for May 10, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)
 3.02     By-Laws, as amended (filed as Exhibit 3.2 to Current Report on Form 8-K for May 10,
          1996 with the Securities and Exchange Commission and incorporated herein by reference.)
10.01*    Amended and Restated 1986 Employee Stock Purchase Plan, as amended (filed as Exhibit
          10.01 to Annual Report on Form 10-K for the year ended April 27, 1996 with the
          Securities and Exchange Commission and incorporated herein by reference.)
10.02*    Amended and Restated 1986 Employee Stock Purchase Plan Enrollment Form (filed as
          Exhibit 10.02 to Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)
10.03*    Amended and Restated 1987 Stock Plan, as amended (filed as Exhibit 10.03 to Annual
          Report on Form 10-K for the year ended April 27, 1996 with the Securities and
          Exchange Commission and incorporated herein by reference.)
10.04*    Form of Non-qualified Stock Option Agreement under the Company's Amended and
          Restated 1987 Stock Plan (filed as Exhibit 10.04 to Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated
          herein by reference.)
10.05*    Amended and Restated 1995 Director Stock Option Plan, as amended (filed as Exhibit
          10.05 to Annual Report on Form 10-K for the year ended April 27, 1996 with the
          Securities and Exchange Commission and incorporated herein by reference.)
10.06*    Form of Option Agreement under the Company's Amended and Restated 1995 Director
          Stock Option Plan (filed as Exhibit 10.06 to Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)
10.07*    Retirement Savings Plan of the Company, as amended (filed as Exhibit 10.10 to Annual
          Report on Form 10-K for the year ended May 2, 1993 with the Securities and Exchange
          Commission and incorporated herein by reference.)
10.08*    Amendment to Retirement Savings Plan of the Company (filed as Exhibit 10.11 to
          Annual Report on Form 10-K for the year ended April 29, 1995 with the Securities and
          Exchange Commission and incorporated herein by reference.)

NUMBER                                   DESCRIPTION OF EXHIBIT
------    ------------------------------------------------------------------------------------
10.09*    Employment Agreement between the Company and Walter C. Barber (filed as Exhibit
          10.09 to Annual Report on Form 10-K for the year ended April 27, 1996 with the
          Securities and Exchange Commission and incorporated herein by reference.)
10.10*    Form of Employment Agreement between the Company and each of its Executive Officers
          (filed as Exhibit 10.10 to Annual Report on Form 10-K for the year ended April 27,
          1996 with the Securities and Exchange Commission and incorporated herein by reference.)
10.11*    Restricted Stock Award Agreement under the Company's Amended and Restated 1987 Stock
          Plan between the Company and Walter C. Barber (filed as Exhibit 10.11 to Annual
          Report on Form 10-K for the year ended April 27, 1996 with the Securities and
          Exchange Commission and incorporated herein by reference.)
10.12*    Non-Qualified Option Agreement under the Company's Amended and Restated 1987 Stock
          Plan between the Company and Walter C. Barber (filed as Exhibit 10.12 to Annual
          Report on Form 10-K for the year ended April 27, 1996 with the Securities and
          Exchange Commission and incorporated herein by reference.)
10.13*    Profit Sharing Plan (filed as Exhibit 10.14 to Annual Report on Form 10-K for the year ended April 29, 1995 with the Securities and Exchange Commission and incorporated herein by reference.)
10.14     Lease for 100 River Ridge Drive, Norwood, Massachusetts (filed as Exhibit 10.15 to
          Annual Report on Form 10-K for the year ended May 2, 1992 with the Securities and
          Exchange Commission and incorporated herein by reference.)
10.15     Third Amendment to Lease for 100 River Ridge Drive, Norwood, Massachusetts (filed as
          Exhibit 10.13 to Annual Report on Form 10-K for the year ended April 29, 1995 with the Securities and Exchange Commission and incorporated herein by reference.)
10.16     Fourth Amendment to Lease for 100 River Ridge Drive, Norwood, Massachusetts (filed as Exhibit 10.16 to Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)
10.17     Revolving Credit Agreement and Revolving Time Note, each dated April 4, 1996 between the Company and Fleet National Bank (filed as Exhibit 10.17 to Annual Report on Form
          10-K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)
10.18     Investment Agreement dated as of December 11, 1995 between the Company and Fluor
          Daniel, Inc. (with respect to Section 6.3 thereof) (filed as Exhibit 2.1 to
          Quarterly Report on Form 10-Q for the period ended January 27, 1996 with the
          Securities and Exchange Commission and incorporated herein by reference.)
10.19     Option Agreement dated as of December 11, 1995 between the Company and Fluor Daniel,
          Inc. (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended
          January 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)
10.20     First Amendment to Option Agreement dated as of May 30, 1996 between the Company and
          Fluor Daniel, Inc. (filed as Exhibit 10.20 to Annual Report on Form 10-K for the year ended April 27, 1996 with the Securities and Exchange Commission and incorporated herein by reference.)
10.21     Marketing Agreement dated as of May 10, 1996 between the Company and Fluor Daniel,
          Inc. (filed as Exhibit 10.2 to Current Report on Form 8-K for May 10, 1996 with the
          Securities and Exchange Commission and incorporated herein by reference.)
10.22*    1997 Stock Plan (filed as Exhibit 10.22 to Annual Report on Form 10-K for the year ending October 31, 1996 with the Securities and Exchange Commission and incorporated herein by reference).
10.23*    Form of Non-Qualified Stock Options Agreement under the Company's 1997 Stock Plan
          (filed as Exhibit 10.23 to Annual Report on Form 10-K for the year ending October
          31, 1996 with the Securities and Exchange Commission and incorporated herein by reference).

NUMBER                                   DESCRIPTION OF EXHIBIT
------    ------------------------------------------------------------------------------------
21.1      Subsidiaries of the Company.
23.1      Consent of Coopers & Lybrand LLP
23.2      Consents of Ernst & Young LLP
27        Financial Data Schedule.

---------------

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

(B) REPORTS ON FORM 8-K.  None for the quarter ended October 31, 1997.

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

                                            FLUOR DANIEL GTI, INC.

                                            By:    /s/ WALTER C. BARBER

                                              ----------------------------------
                                                       WALTER C. BARBER
                                                President and Chief Executive
                                                            Officer

January 29, 1998

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                 TITLE                          DATE
---------------------------------    ---------------------------------------   -----------------

      /s/ WALTER C. BARBER           President, Chief Executive Officer and    January 29, 1998
---------------------------------    Director (Principal Executive Officer)
        WALTER C. BARBER

        /s/ MARY C. STACK            Vice President and Treasurer (Principal   January 29, 1998
---------------------------------    Financial Officer and Principal
          MARY C. STACK              Accounting Officer)

       /s/ DAVID L. MYERS            Director                                  January 29, 1998
---------------------------------
         DAVID L. MYERS

         /s/ ERNIE GREEN             Director                                  January 29, 1998
---------------------------------
           ERNIE GREEN

      /s/ ALLAN S. BUFFERD           Director                                  January 29, 1998
---------------------------------
        ALLAN S. BUFFERD

     /s/ RONALD G. PETERSON          Chairman of the Board                     January 29, 1998
---------------------------------
       RONALD G. PETERSON

      /s/ J. MICHAL CONAWAY          Director                                  January 29, 1998
---------------------------------
        J. MICHAL CONAWAY

 INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (ITEM 14(A)(1)
                                    AND (2))

                                                                                        PAGE
                                                                                        ----
Reports of Independent Auditors......................................................   F-2
Consolidated Statements of Operations for the year ended October 31, 1997, the Transition Period ended October 31, 1996 and for each of the two
  years ended April 30, 1996 and 1995................................................   F-5
Consolidated Balance Sheets at October 31, 1997, October 31, 1996....................   F-6
Consolidated Statements of Cash Flows for the year ended October 31, 1997, the Transition Period ended October 31, 1996 and for each of the two
  years ended April 30, 1996 and 1995................................................   F-7
Consolidated Statements of Stockholders' Equity and Parent Company
  Investment for the year ended October 31, 1997, the Transition
  Period ended October 31, 1996 and for each of the two years ended
  April 30, 1996 and 1995............................................................   F-8
Notes to Consolidated Financial Statements...........................................   F-9
Selected Quarterly Financial Data (unaudited)........................................   F-19
Schedule II -- Valuation and Qualifying Accounts.....................................   F-20

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of FLUOR DANIEL GTI, Inc.

     We have audited the accompanying consolidated balance sheet of Fluor Daniel GTI, Inc. as of October 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluor Daniel GTI, Inc. at October 31, 1997, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/ ERNST & YOUNG LLP

Boston, Massachusetts
November 25, 1997

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of FLUOR DANIEL GTI, Inc.

     We have audited the accompanying consolidated balance sheet of Fluor Daniel GTI, Inc. as of October 31, 1996 and the related consolidated statements of operation, stockholders' equity, and cash flow and the financial statement schedule listed in Item 14(a) of the Report on Form 10-K for the Transition Period then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluor Daniel GTI, Inc. at October 31, 1996, and the consolidated results of its operations and its cash flows for the Transition Period then ended in conformity with generally accepted accounting principles. In addition, In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                            /s/ COOPERS & LYBRAND LLP

Boston, Massachusetts
December 11, 1996

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
  FLUOR DANIEL ENVIRONMENTAL SERVICES, Inc.

     We have audited the accompanying balance sheets of Fluor Daniel Environmental Services, Inc. as of April 30, 1996 and 1995 (not separately presented herein), and the related statements of operations, cash flows and parent company investment for each of the three years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                            /s/ ERNST & YOUNG LLP

Orange County, California
December 10, 1996

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FISCAL       TRANSITION       FISCAL YEARS
                                                      YEAR ENDED    PERIOD ENDED   ENDED APRIL 30,(1)
                                                      OCTOBER 31,   OCTOBER 31,    -------------------
                                                         1997           1996        1996        1995
                                                      -----------   ------------   -------     -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues............................................   $ 190,536      $ 89,063     $34,497     $35,425
Cost of revenues....................................     150,826        69,951      25,834      28,410
                                                      -----------   ------------   -------     -------
Gross profit........................................      39,710        19,112       8,663       7,015
Selling, general and administrative expenses........      39,766        20,382          --          --
Indirect expenses...................................          --            --       6,935       5,939
License and other income............................         576         1,132          --          --
                                                      -----------   ------------   -------     -------
Income (loss) before investment and interest
  income............................................         520          (138)      1,728       1,076
Investment and interest income, net.................         770           353          --          --
                                                      -----------   ------------   -------     -------
Income before provision for income taxes............       1,290           215       1,728       1,076
Provision for income taxes..........................         535           124         674         420
                                                      -----------   ------------   -------     -------
Net income..........................................   $     755      $     91     $ 1,054     $   656
                                                        ========     =========     =======     =======
Earnings per common share(2)........................   $    0.09      $   0.01         N/A         N/A
Shares used to compute earnings per common share....       8,267         8,141         N/A         N/A

---------------

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

                          CONSOLIDATED BALANCE SHEETS

                                                                  OCTOBER 31, 1997   OCTOBER 31, 1996
                                                                  ----------------   ----------------
                                                                      (IN THOUSANDS, EXCEPT SHARE
                                                                               AMOUNTS)
                             ASSETS
Current assets:
  Cash and cash equivalents.....................................      $  3,588           $  2,552
  Marketable securities.........................................         7,396              4,101
  Accounts receivable, less allowance of $2,049 and $1,740 at
     October 31, 1997 and 1996, respectively....................        38,548             46,438
  Unbilled revenues.............................................        25,567             18,917
  Deferred income taxes.........................................         1,328                937
  Other current assets and prepaid expenses.....................         3,125              2,525
                                                                      --------           --------
     Total current assets.......................................        79,552             75,470
  Deferred income taxes.........................................         3,508              2,967
  Property, plant and equipment, net............................         6,624              7,776
  Goodwill, net of accumulated amortization of $1,456 and $860
     at October 31, 1997 and 1996, respectively.................        11,654             10,218
  Other assets..................................................         1,798              3,962
                                                                      --------           --------
  Total assets..................................................      $103,136           $100,393
                                                                      ========           ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................      $  8,266           $  8,034
  Accrued salaries and benefits.................................         5,553              4,023
  Advance billings on contracts.................................           380                452
  Other accrued liabilities.....................................         5,465              5,905
  Income taxes payable..........................................           109                101
                                                                      --------           --------
     Total current liabilities..................................        19,773             18,515
Commitments and contingencies (note 8)
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized,
     none issued at October 31, 1997 and 1996...................            --                 --
  Common stock, $.001 par value, 25,000,000 shares authorized,
     8,323,790 issued and outstanding at October 31, 1997;
     8,155,832 issued and outstanding at October 31, 1996.......             8                  8
  Capital in excess of par value................................        82,163             81,003
  Retained earnings.............................................         1,580                825
  Cumulative currency translation adjustment....................          (388)                42
                                                                      --------           --------
     Total stockholders' equity.................................        83,363             81,878
                                                                      --------           --------
     Total liabilities and stockholders' equity.................      $103,136           $100,393
                                                                      ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FISCAL        TRANSITION     FISCAL YEARS ENDED
                                                             YEAR ENDED     PERIOD ENDED        APRIL 30,
                                                             OCTOBER 31,    OCTOBER 31,     ------------------
                                                                1997            1996        1996(1)    1995(1)
                                                             -----------    ------------    -------    -------
                                                                              (IN THOUSANDS)
Cash flows from operating activities:
  Net income..............................................     $   755        $     91      $ 1,054    $   656
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization.........................       3,915           2,354           --         --
    Deferred income taxes.................................        (932)           (111)          --         --
    Loss on fixed assets..................................          --              45           --         --
    Allowance for doubtful accounts, net..................         309              --           --         --
    Changes in operating assets and liabilities, net of
       effects of acquisitions:
       Accounts receivable and unbilled revenues..........         931          (6,532)      (2,343)    (1,547)
       Other current assets and prepaid expenses..........        (600)          3,070           --         --
       Other assets.......................................       1,615             102           --         --
       Accounts payable...................................         232          (1,720)          --         --
       Accrued salaries and benefits......................       1,530           1,233           --         --
       Advance billings on contract.......................         (72)           (285)         376         41
       Other accrued liabilities..........................        (440)         (1,101)          92         --
       Income taxes payable...............................           8            (273)          --         --
    Advances from (to) parent.............................          --              --          821        850
                                                               -------        --------      -------    -------
Net cash provided (used) for operating activities.........       7,251          (3,127)          --         --
Cash flows from investing activities:
  Expenditures for property, plant and equipment..........      (2,493)         (2,065)          --         --
  Sale of fixed assets....................................         335             815           --         --
  Purchase of marketable securities.......................      (9,950)         (5,451)          --         --
  Sale of marketable securities...........................       6,655           1,350           --         --
  Investments in and advances to joint ventures...........         558             102           --         --
  Other...................................................      (1,687)            263           --         --
  Cash acquired in merger with Groundwater Technology,
    Inc...................................................          --          36,729           --         --
  Cash paid to shareholders...............................          --         (60,102)          --         --
                                                               -------        --------      -------    -------
Net cash used in investing activities.....................      (6,582)        (28,359)          --         --
Cash flows from financing activities:
  Proceeds from sale of stock under employee stock
    plans.................................................         799             646           --         --
  Cash received from Fluor Daniel, Inc....................          --          33,350           --         --
                                                               -------        --------      -------    -------
Net cash provided by financing activities.................         799          33,996           --         --
Effect of exchange rate changes on cash and cash
  equivalents.............................................        (432)             42           --         --
Net increase in cash and cash equivalents.................       1,036           2,552           --         --
Cash and cash equivalents at beginning of year............       2,552              --           --         --
                                                               -------        --------      -------    -------
Cash and cash equivalents at end of year..................     $ 3,588        $  2,552      $    --    $    --
                                                               =======        ========      =======    =======
Supplemental disclosures of cash flow information:
  Received net assets from merger with Groundwater
    Technology, Inc.......................................          --        $ 70,858           --         --
  Income taxes paid.......................................     $ 1,085        $    513           --         --
  Issuance of common stock in connection with previous
    business combinations.................................     $   361              --           --         --

---------------
(1) Represents the historical results of Fluor Daniel Environmental Services, Inc. (FDESI), the predecessor entity for accounting purposes.

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND PARENT COMPANY INVESTMENT

 YEAR ENDED OCTOBER 31, 1997, THE TRANSITION PERIOD ENDED OCTOBER 31, 1996 AND
                      YEARS ENDED APRIL 30, 1996 AND 1995

                                       COMMON STOCK        ADDITIONAL    RETAINED                      CURRENCY
                                    -------------------     PAID IN      EARNINGS    ADVANCES (TO)    TRANSLATION
                                     SHARES      AMOUNT     CAPITAL      (DEFICIT)    FROM PARENT     ADJUSTMENT      TOTAL
                                    ---------    ------    ----------    --------    -------------    -----------    -------
                                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, APRIL 30, 1994(1)........      1,000      $1       $    335      $ (976)       $ 1,795         $     0      $ 1,155
Advances from parent..............                                           850                            850
Net income........................                                           656                                         656
                                                   --
                                    ---------                -------      ------         ------           -----      -------
BALANCE, APRIL 30, 1995(1)........      1,000       1            335        (320)         2,645               0        2,661
Advances from parent..............                                                          821                          821
Net income........................                                         1,054                                       1,054
                                                   --
                                    ---------                -------      ------         ------           -----      -------
BALANCE, APRIL 30, 1996(1)........      1,000       1            335         734          3,466               0        4,536
Contribution of advances to
  capital.........................                             2,359                     (2,359)
Advances to parent................                                                       (1,107)                      (1,107)
Return of capital.................     (1,000)     (1)        (2,694)                                                 (2,695)
Transaction related costs.........                            (1,569)                                                 (1,569)
Issuance of new common stock(2)...  8,076,466       8         81,565                                                  81,573
Issuance of common stock to
  employees.......................     79,366                    988                                                     988
Restricted stock repayment........                                19                                                      19
Cumulative translation
  adjustment......................                                                                           42           42
Net income........................                                            91                                          91
                                                   --
                                    ---------                -------      ------         ------           -----      -------
BALANCE, OCTOBER 31, 1996.........  8,155,832       8         81,003         825              0              42       81,878
Issuance of common stock..........    167,958                  1,160                                                   1,160
Cumulative translation
  adjustment......................                                                                         (430)        (430)
Net income........................                                           755                                         755
                                                   --
                                    ---------                -------      ------         ------           -----      -------
BALANCE, OCTOBER 31, 1997.........  8,323,790      $8       $ 82,163      $1,580        $     0         $  (388)     $83,363
                                    =========      ==        =======      ======         ======           =====      =======

---------------

(1) Reflects the historical results of Fluor Daniel Environmental Services, Inc. (FDESI), the predecessor entity for accounting purposes.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

  Summary of Significant Accounting Policies

     DESCRIPTION OF BUSINESS. Fluor Daniel GTI, Inc. provides a broad range of environmental consulting, engineering, and construction management services. These services currently focus on the assessment and remediation of contaminated soil and groundwater using a broad range of techniques an technologies. These services are provided separately or in combination for customers in a variety of industries and for federal and state governments. Accordingly, the Company operates in one industry segment.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Fluor Daniel GTI, Inc. and its wholly owned subsidiaries (the "Company"). All material intercompany transactions and accounts have been eliminated. Certain prior period amounts have been reclassified to conform with current period presentation. The Company accounts for its investments in unconsolidated affiliated companies under the equity method.

     BASIS OF PRESENTATION. On May 10, 1996, the Company closed a series of transactions (the "Change of Control Transactions") pursuant to which it became a majority-owned subsidiary of Fluor Daniel, Inc. ("Fluor Daniel"), a global construction, engineering, maintenance and services company. The Change of Control Transactions included a recapitalization of the Company's common stock, and the merger of one of the Company's subsidiaries and Fluor Daniel Environmental Services, Inc. ("FDESI"), a wholly-owned subsidiary of Fluor Daniel that provides environmental services primarily to agencies of the federal government. In exchange for FDESI and $35 million in cash, Fluor Daniel received 4,400,000 shares of the Company's "new" common stock and an option to purchase 1,768,970 additional shares at $13.1274 per share that expires on December 11, 1998. In the recapitalization, each holder of "old" common stock received $8.62 in cash and .5274 of a share of "new" common stock of the Company. In addition, the Company entered into a Marketing Agreement with Fluor Daniel, and the Company changed its name from "Groundwater Technology, Inc." to "Fluor Daniel GTI, Inc." to emphasize the new relationship.

     The merger was treated as a reverse acquisition for accounting purposes, and therefore, the related statements of operations, cash flows and parent company investment for the period ended April 30, 1996, represent the historical results of FDESI, which is the predecessor entity.

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

     On May 10, 1996, the Company changed its year end from April 30 to October 31; accordingly, the Company began a new 12-month fiscal year on November 1, 1996. The six month period resulting from this change, May 1, 1996 through October 31, 1996, is referred to as the "Transition Period."

     Financial results for the Transition Period ended October 31, 1996 include the operations of GTI as if the merger had occurred on May 1, 1996. Financial activity for the period May 1, 1996 through May 9, 1996 was not significant.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist of cash on hand, demand deposit accounts and investments in tax-exempt money market funds and tax-exempt municipal bonds having original maturities of three months or less or which contain a put option which can be exercised at par within three months of the date of acquisition. These investments are highly liquid and are considered cash equivalents. Cash equivalents are stated at cost which approximates market.

     MARKETABLE SECURITIES. The Company accounts for its investments under the provision of Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are classified as available-for-sale securities and recorded at current market value.

     PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION. Property, plant and equipment are stated at cost. Repairs and maintenance costs are charged to operations when incurred, while betterments are capitalized. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets. The estimated useful life of each class of asset is as follows:

            Buildings and equipment.....................................    25 years
            Leasehold improvements......................................   1-7 years
            Machinery and equipment.....................................     3 years
            Laboratory equipment........................................     7 years
            Furniture, fixtures and computer equipment..................   3-5 years
            Rental equipment............................................     2 years

     Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

     INTANGIBLES. Intangibles consist principally of goodwill and other intangible assets resulting from acquisitions. Amortization is computed on a straight-line basis not to exceed twenty years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

     INDIRECT EXPENSES. Indirect expenses include indirect non-project costs of environmental services personnel assigned to the environmental operations of FDESI, who were available to provide services to FDESI's clients while it was a subsidiary of Fluor Daniel. Additionally, FDESI was charged by Fluor Daniel for the fair value of rent for occupied space, computer usage and rental and reproduction costs.

     TRANSLATION OF FOREIGN CURRENCIES AND FOREIGN EXCHANGE TRANSACTIONS. For non-U.S. operations, the functional currency is the applicable local currency. The translation of the functional currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the reporting period. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated. Gains or losses resulting from foreign currency transactions are included in the results of operations.

     EARNINGS PER COMMON SHARE. Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. Fully diluted earnings per share has not been presented as the amount does not differ significantly from primary earnings per share.

     Earnings per share information for periods prior to the merger between FDESI and GTI has been omitted since FDESI, the predecessor entity for accounting purposes, had no publicly traded equity securities.

     EMPLOYEE STOCK PLANS. Proceeds from the sale of common stock issued under the employee stock option and purchase plans are credited to common stock at the par value. The excess of the share price over par value is credited to additional paid-in capital. The Company's stock plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25), and related interpretations (see Note 9.)

     REVENUE RECOGNITION. Revenue is recognized when services are performed. Certain projects are accounted for on the percentage-of-completion method, primarily based on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs and losses, if any, are recognized in the period in which they are determined. Revenues recognized in excess of amounts billed are classified as current assets under unbilled revenues. Amounts billed to clients in excess of revenues recognized to date are classified as advance billings on contracts.

     LICENSE AND OTHER INCOME. License and other income includes license and royalty income earned on the Company's intellectual property and income from equity investments in the environmental industry.

     RISK AND UNCERTAINTIES. Credit is extended based on an evaluation of the customer's financial condition, with terms consistent in the industry and normally collateral is not required. Losses from credit sales are provided for in the financial statements and have been generally within the allowance provided. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include collectability of accounts receivable and unbilled revenues and recovery of intangible assets and deferred tax assets. Actual results could differ from those estimates and would impact future results of operations and cash flows.

     EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128.) SFAS No. 128 redefines the standards for computing earnings per share and is effective for the Company's fiscal year 1998. Accordingly, earnings per share information included in the accompanying financial statements are based upon Accounting Board Opinion No. 15, not SFAS No. 128. The Company believes adoption of the new standards will not have a material impact on future earnings per share calculations.

     In June 1997, The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which is effective for the Company's fiscal year 1999. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Adoption of this standard is not expected to have a material impact on the Company's financial statements or results of operations.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131. Disclosures about Segments of an Enterprise and Related Information (Statement 131), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the company will adopt the new requirements retroactively in its fiscal year ending October 31, 1999. Management has not fully completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company.

     In 1997, the Company adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock-based compensation plans. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Note 9 to the Consolidated Financial Statements contains a summary of the pro forma effects on reported net income and earnings per share in 1997 and 1996 as if the Company had elected to recognize compensation expense based on the fair value at grant date of the stock options granted and the fair value at the beginning of the plan period for stock issued under its employee stock purchase plan, as prescribed by SFAS 123.

NOTE 2

  Marketable Securities

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

     Available-for-sale securities mature as follows:

                                                              CURRENT MARKET VALUE
                                                              --------------------
               Within 1 year................................         $   --
               1 to 5 years.................................            200
               6 to 10 years................................          1,000
               Greater than 10 years........................          6,196
                                                                     ------
                                                                     $7,396
                                                                     ======

     At October 31, 1997 and October 31, 1996, there were no significant unrealized holding gains or losses. No gains or losses were realized.

NOTE 3

  Unbilled Revenues

     Unbilled revenues represent amounts earned under the Company's contracts but not billed or not yet billable to customers according to contract terms, which usually consider passage of time, achievement of certain project milestones or completion of the project. The majority of unbilled revenues at October 31, 1997 are expected to be billed within one year.

NOTE 4

  Property, plant and equipment

     Property, plant and equipment consisted of the following:

                                                              OCTOBER 31, 1997   OCTOBER 31, 1996
                                                              ----------------   ----------------
                                                                        (IN THOUSANDS)
    Land, buildings and improvements........................      $  1,879           $  1,932
    Leasehold improvements..................................         2,083              1,773
    Machinery and equipment.................................         2,653              2,872
    Laboratory equipment....................................           613                610
    Furniture, fixtures and computer equipment..............        24,361             23,417
    Rental equipment........................................         8,752              8,802
                                                                  --------           --------
                                                                    40,341             39,406
    Less accumulated depreciation...........................       (33,717)           (31,630)
                                                                  --------           --------
                                                                  $  6,624           $  7,776
                                                                  ========           ========

     Depreciation expense was $3,309,500 and $2,182,000 for the fiscal year ended October 31, 1997 and the Transition Period ended October 31, 1996, respectively.

NOTE 5

  Line of Credit

     At October 31, 1997, the Company had a line of credit with a bank providing for borrowings up to $10,000,000 through April 30, 1999. Borrowings under the line bear interest at the prime rate (8.5% at

October 31, 1997). There have been no borrowings under the line of credit. The full amount of the line of credit was available to the Company at October 31, 1997. The line of credit is unsecured; however, the Company is required to maintain certain financial ratios and minimum level of net worth, and the Company's ability to pay dividends to shareholders is restricted.

NOTE 6

  Income Taxes

     The provision for income taxes consisted of the following:

                                                                        TRANSITION      FISCAL YEARS
                                                        FISCAL YEAR       PERIOD            ENDED
                                                           ENDED           ENDED          APRIL 30,
                                                        OCTOBER 31,     OCTOBER 31,     -------------
                                                           1997            1996         1996     1995
                                                        -----------     -----------     ----     ----
                                                                       (IN THOUSANDS)
Current:
     Federal.........................................     $ 1,016          $  58        $605     $366
     State...........................................         438            177          69       54
     Foreign.........................................          13
                                                        -----------     -----------     ----     ----
                                                        1,467....            235         674      420
Deferred (prepaid):
     Federal.........................................        (789)           105          --       --
     State...........................................        (215)            52          --       --
     Foreign.........................................          72           (268)         --       --
                                                        -----------     -----------     ----     ----
                                                             (932)          (111)         --       --
                                                        -----------     -----------     ----     ----
                                                          $   535          $ 124        $674     $420
                                                         ========       ========        ====     ====

     The provisions for income taxes were at rates other than the U.S. federal statutory income tax rate for the following reasons:

                                                                        TRANSITION      FISCAL YEARS
                                                        FISCAL YEAR       PERIOD            ENDED
                                                           ENDED           ENDED          APRIL 30,
                                                        OCTOBER 31,     OCTOBER 31,     -------------
                                                           1997            1996         1996     1995
                                                        -----------     -----------     ----     ----
                                                                       (IN THOUSANDS)
U.S. federal statutory income tax rate %.............        34.0%          34.0%       34.0%    34.0%
State income taxes net of federal income tax
  benefit............................................        15.0           70.4         5.0      5.0
Foreign income taxes.................................       (16.2)         (87.0)         --       --
Meals & entertainment................................         9.6           25.5          --       --
Goodwill.............................................         8.9           25.8          --       --
Interest income exempt from federal tax..............       (10.0)          (6.1)         --       --
Other, net...........................................          .2           (4.9)         --       --
                                                        -----------     -----------     ----     ----
                                                             41.5%          57.7%       39.0%    39.0%
                                                         ========       ========        ====     ====

     Deferred assets reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of October 31, 1997 and October 31, 1996 are as follows:

                                                              OCTOBER 31, 1997   OCTOBER 31, 1996
                                                              ----------------   ----------------
                                                                        (IN THOUSANDS)
    Deferred tax assets
         Depreciation.......................................       $1,589             $1,440
         Allowance for doubtful accounts....................          871                612
         Other accrued liabilities..........................        2,108              1,334
         Net operating loss carryforwards of international
           subsidiaries.....................................          715                894
                                                                   ------             ------
         Total deferred tax assets..........................        5,283              4,280
         Valuation allowance attributable to net operating
           loss.............................................
         carryforwards of international subsidiaries........         (447)              (376)
                                                                   ------             ------
    Net deferred tax assets.................................       $4,836             $3,904
                                                                   ======             ======

     Net operating loss carryforwards of international subsidiaries have varying expiration dates. The valuation allowance is attributable to foreign net operating losses which are likely to expire before being utilized.

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

NOTE 7

  Related Parties

     The Company provides certain environmental consulting services to Fluor Daniel and other affiliated entities. Revenues from these consulting services have been reflected in the accompanying statements in accordance with a Marketing Agreement ("the Agreement") signed in conjunction with the Investment Agreement between the Company and Fluor Daniel. Under the terms of the Agreement, affiliates are charged for labor cost plus established multipliers on base compensation. Due to the variable and often unpredictable nature of the Company's work load, consulting services are provided to Fluor Daniel as conditions allow. Revenues from Fluor Daniel and other affiliated entities were $10,222,000 for the fiscal year ended October 31, 1997, $1,058,000 for the Transition Period ended October 31, 1996 and $4,507,000 and $4,941,000 for the years ended April 30, 1996 and 1995, respectively.

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

NOTE 8

  Commitments and Contingencies

     LEASE COMMITMENTS. The Company leases virtually all of its facilities under operating leases. Most of these leases have renewal options, and certain of them require increasing rent payments over the term of the lease and payments for additional expenses such as taxes and maintenance. One of the leases also contains a purchase option. Additionally, the Company leases equipment and vehicles under operating leases.

     Future minimum payments under all noncancellable leases are as follows:

                                                                      (IN THOUSANDS)
          1998......................................................      $3,363
          1999......................................................       2,459
          2000......................................................       1,875
          2001......................................................       1,388
          2002 and thereafter.......................................         523
                                                                         -------
                                                                          $9,608
                                                                      =============

     Rent expense charged to operations was $4,858,000 for the fiscal year ended October 31, 1997 and $2,530,000 for the Transition Period.

     OTHER COMMITMENTS. A substantial number of the Company's contracts with its customers require the Company to indemnify the customer for claims, damages, or losses for personal injury or property damage relating to the Company's performance of the contracts unless such injury or damage is solely the result of the customer's negligent or willful acts or omissions. A number of the insurance policies maintained by the Company for this purpose are provided through arrangements which require the Company to indemnify the insurance carrier for all losses and expenses under the policies and to support its indemnity commitments with letters of credit. At October 31, 1997, such letters of credit aggregated $7,968,702. In addition, provisions for losses expected under these and other policies of $2,074,000 are included in other accrued liabilities at October 31, 1997. Management believes an adequate level of insurance coverage has been provided. The Company has guaranteed a $700,000 line of credit for Enterprise Environmental and Earthworks, Inc., an investee accounted for under the equity method.

     CONTINGENCIES. In the ordinary course of conducting its business, the Company becomes involved in a number of lawsuits and administrative proceedings, including environmentally related matters. Some of these proceedings may result in fines, penalties or judgments being assessed against the Company which, from time to time, may have an impact on earnings for a particular quarter. The Company does not believe that these matters, individually or in the aggregate, will have a material adverse effect on its operations, cash flows or financial condition.

NOTE 9

  Capital Stock and Stock Plans

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options or employee stock purchase plans. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     AMENDED AND RESTATED 1987 STOCK PLAN. Pursuant to the plan, as amended, 1,917,089 shares of common stock have been reserved for issuance upon the exercise of options or in connection with awards or authorizations to make direct purchases of stock. The plan provides for the granting of both nonstatutory stock options and incentive stock options. The recipients, terms, and option prices are to be determined by the Compensation Committee of the Board of Directors and, in the case of incentive stock options, may not be less than the fair market value of the common stock at the date of grant. The exercise of incentive stock options is limited by the provisions of the plan, but in no case may the exercise period extend beyond ten years from the date of grant. All options outstanding under the plan on May 10, 1996 have been adjusted pursuant to the Change of Control Transactions.

     AMENDED AND RESTATED 1986 EMPLOYEE STOCK PURCHASE PLAN. Under the Company's Amended and Restated 1986 Employee Stock Purchase Plan, up to 600,000 shares of common stock may be sold to eligible employees. Those individuals employed a minimum of 20 hours per week are eligible to participate in the plan. Shares are issuable at the lesser of 85% of the average market price of the Company's common stock on the first day or last day of semi-annual payment periods. At October 31, 1997, 136,015 shares were available for issuance under the plan.

     AMENDED AND RESTATED 1995 DIRECTOR STOCK OPTION PLAN. Pursuant to the plan, as amended, 108,114 shares of common stock are reserved for issuance upon the exercise of options. Each non-employee director who satisfies certain other requirements is granted an initial option to purchase 5,000 shares of the Company's common stock. Once per year each non-employee director will receive an option to purchase an additional 2,500 shares of common stock. To be eligible, a director cannot be an employee of the Company or any affiliate of the Company. The purchase price of the option granted is the fair market value of the shares on the day the option is granted. Each option becomes exercisable with respect to one third of the shares subject to such option on each anniversary of the date of the grant. Options expire seven years after the date of grant and are nonassignable and nontransferable. All options outstanding under the plan on May 10, 1996 have been adjusted pursuant to the Change of Control Transactions.

     PREFERRED STOCK. Terms of the preferred stock will be established at time of issuance.

     1997 STOCK PLAN. Pursuant to the plan, 290,000 shares of common stock has been reserved for issuance upon the exercise of options or in conjunction with awards or authorizations to make direct purchase of stock. The plan provides for the granting of both nonstatutory stock options and incentive stock options
(ISOs). The recipients, terms and option price are to be determined by the Compensation Committee of the Board of Directors. The exercise price of the ISO cannot be less than the fair market value of the common stock on the date of grant. The exercise of incentive stock options is limited by the provisions of the plan, but in no case may the exercise period extend more than ten years. During the fiscal year, 5,000 shares under option with a weighted average exercise price of $6.38 were granted under this plan and remain outstanding at October 31, 1997. At October 31, 1997, 285,000 shares were available for grant and zero shares were exercisable under the 1997 Stock Plan.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock option awards (stock options) and employee stock purchase plan (stock purchase shares) under the fair value method of that Statement. The fair value for stock options granted during 1997 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of approximately 6%, volatility factor of the expected market price of the Company's common stock of
 .44: weighted-average expected life of the options of 5 years, and no dividends. There were no stock options granted during the Transition Period ended October 31, 1996.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and stock purchase shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options or its stock purchase shares.

     For purposes of pro forma disclosures, the estimated fair value of the options and stock purchase shares is amortized to expense over the options' vesting period or during the period in which the employee stock purchase plan begins, respectively. Had compensation expense for the Company's stock-based compensation plans been determined based upon the fair market value at the grant date for stock option awards and at the beginning of the plan period for stock purchased under its Employee Stock Purchase Plan, consistent with the methodology prescribed under SFAS 123, the Company's net income and earnings per share would have been $636,000 or $.08 per share, and $80,000, or $.01 per share, in 1997 and 1996, respectively. The effects on net income and earnings per share of expensing the estimated fair value of stock options and stock purchase shares are not necessarily representative of the effects on reported net income for future years due to such factors as the vesting period of the stock options and the potential for additional stock options in future years. Additionally, the disclosure requirements of Statement 123 are presently applicable only to stock options and stock purchase shares granted subsequent to October 31, 1996 and their effect will not be fully reflected until later periods.

     A summary of the Company's stock option activity and related information follows:

                      AMENDED AND RESTATED 1987 STOCK PLAN

                                                                       OPTIONS OUTSTANDING
                                                                 -------------------------------
                                                                    SHARES      WEIGHTED AVERAGE
                                                                 UNDER OPTION    EXERCISE PRICE
                                                                 ------------   ----------------
    Adjusted Options as of May 1, 1996.........................    1,410,550         $ 9.69
    Exercises..................................................        4,341         $ 9.33
    Grants.....................................................            0             --
    Cancellations..............................................       34,291         $ 9.72
                                                                   ---------         ------
    Balance at October 31, 1996................................    1,371,918         $ 9.69
                                                                   ---------         ------
    Exercisable at October 31, 1996............................      621,237         $ 9.68
                                                                   ---------         ------
    Exercises..................................................            0             --
    Grants.....................................................      100,500         $ 8.25
    Cancellations..............................................      151,336         $ 9.69
                                                                   ---------         ------
    Balance at October 31, 1997................................    1,321,082         $ 9.58
                                                                   ---------         ------
    Exercisable at October 31, 1997............................      820,879         $ 9.68
                                                                   ---------         ------

     At October 31, 1997, no shares were available for grant due to expiration of the plan.

                 AMENDED AND RESTATED 1995 DIRECTOR STOCK PLAN

                                                                      OPTIONS OUTSTANDING
                                                                --------------------------------
                                                                   SHARES       WEIGHTED AVERAGE
                                                                UNDER OPTION     EXERCISE PRICE
                                                                ------------    ----------------
    Adjusted Options as of May 1, 1996.......................      19,425            $10.33
    Exercises................................................           0                --
    Grants...................................................       7,500            $11.50
    Cancellations............................................           0                --
                                                                   ------            ------
    Balance at October 31, 1996..............................      26,925            $10.66
                                                                   ------            ------
    Exercisable at October 31, 1996..........................       6,478            $10.23
                                                                   ------            ------
    Exercises................................................           0                --
    Grants...................................................       5,000            $ 8.38
    Cancellations............................................           0                --
                                                                   ------            ------
    Balance at October 31, 1997..............................      31,925            $10.30
                                                                   ------            ------
    Exercisable at October 31, 1997..........................      17,612            $10.41
                                                                   ------            ------

     At October 31, 1997, 76,189 shares were available for grant under the plan.

     The weighted average fair value of stock options granted during 1997 was $3.82. The weighted average fair value of stock purchase shares issued during 1997 and the Transition Period ended October 31, 1996 was $1.05 and $1.32, respectively.

     Exercise prices for options outstanding under the Plans as of October 31, 1997 ranged from $6.38 to $12.63. The range of the remaining contractual life of those options is 3 to 12 years.

NOTE 10

  Employee Benefit Plans

     PROFIT SHARING PLAN AND BONUS PERFORMANCE PLAN. During the fiscal year ended October 31, 1997, the Company had a profit sharing plan for the benefit of all employees meeting certain minimum service requirements. The plan provided for a 2% of pre-tax operating income to be distributed to employees at the end of the fiscal year.

     The Company has bonus performance programs covering eligible employees under which awards are made at the discretion of the Compensation Committee of the Board of Directors. Bonus expense was approximately $397,000, for the fiscal year ended October 31, 1997. Bonus expense for the Transition Period was $415,000.

     RETIREMENT SAVINGS PLAN.  The Company has a Retirement Savings Plan under
Section 401(k) of the Internal Revenue Code for the benefit of all U. S. employees meeting certain minimum service requirements. Eligible employees may elect to contribute to the plan up to 12% of their cash compensation, subject to limitations established by the Internal Revenue Code. The trustees of the plan select investment opportunities from which participants may choose to contribute.

The plan requires a matching contribution by the Company of 100% on the first 1%, and 25% on the next 4% of each participant's contribution, but not greater than the maximum allowable under the Internal Revenue Code. The Company may also contribute a discretionary amount to the plan which may be allocated to employees based upon employees' contributions to the plan. The Company's matching contributions currently vest at a rate of 25% per year based upon years of service. The Company's contributions to this plan were $983,000, for the fiscal year ended October 31, 1997 and $464,000 for the Transition Period ended October 31, 1996.

     The Company has various defined contribution plans covering substantially all non-U. S. employees. The Company's contributions to these plans were $258,000 for the fiscal year ended October 31, 1997 and $115,000 for the Transition Period ended October 31, 1996.

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

     Revenues from U.S. Federal agencies were as follows ($ in thousands):

                                                                  YEAR ENDED APRIL 30
                                                                 ---------------------
                                                                  1996          1995
                                                                 -------       -------
        Department of Defense.................................   $10,075       $10,255
        Percent of total revenues.............................      29.2%         28.9%
        Environmental Protection Agency.......................   $ 7,045       $ 3,712
        Percent of total revenues.............................      20.4%         10.5%

     In Fiscal year ending October 31, 1997 and in Transition Period, no single customer accounted for more than 10% of the Company's revenues.

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    INCOME
                                                                    (LOSS)               NET     EARNINGS(2)   WEIGHTED(2)
                                                         GROSS       FROM      INCOME   INCOME     (LOSS)        AVERAGE
                                             REVENUES   PROFIT    OPERATIONS   TAXES    (LOSS)    PER SHARE      SHARES
                                             --------   -------   ----------   ------   ------   -----------   -----------
                                                                IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
TWELVE MONTHS ENDED OCTOBER 31, 1997
  First quarter                              $47,594    $ 9,253    $    114    $  52    $  62       $ .01         8,213
  Second quarter                              48,052     10,464      (1,271)    (515)    (756)       (.09)        8,213
  Third quarter                               46,884     11,175       1,941      792    1,149         .14         8,314
  Fourth quarter                              48,006      8,818         506      206      300         .03         8,324
TRANSITION PERIOD ENDED OCTOBER 31, 1996
  First quarter                              $42,056    $ 9,388    $     23    $   0    $  23       $ .00         8,229
  Second quarter                              47,007      9,724         192      124       68         .01         8,156
SIX MONTHS ENDED OCTOBER 31, 1995(1)
  First quarter                                8,397      2,112         430      168      262         N/A           N/A
  Second quarter                               9,614      2,363         601      234      367         N/A           N/A
TWELVE MONTHS ENDED APRIL 30, 1996(1)
  First quarter                                8,397      2,112         430      168      262         N/A           N/A
  Second quarter                               9,614      2,363         601      234      367         N/A           N/A
  Third quarter                                8,308      1,290        (229)     (89)    (140)        N/A           N/A
  Fourth quarter                               8,178      2,898         926      361      565         N/A           N/A
TWELVE MONTHS ENDED APRIL 30, 1995(1)
  First quarter                                9,597      1,755         901      351      550         N/A           N/A
  Second quarter                              11,208      1,637         517      202      315         N/A           N/A
  Third quarter                                4,084      1,547        (188)     (73)    (115)        N/A           N/A
  Fourth quarter                              10,536      2,076        (154)     (60)     (94)        N/A           N/A

     The Company's quarterly results may fluctuate. Factors influencing such variations include: spending decisions by major customers; delays in the release of committed projects; weather; holidays and vacation time, which limit the amount of time Company professional and technical personnel have in the field; and the level of subcontracted services.
---------------

(1) Reflects the historical results of Fluor Daniel Environmental Services, Inc. (FDESI), the predecessor entity for accounting purposes.

(2) Share price information for the periods prior to the merger has been omitted since Fluor Daniel Environmental Services, Inc. (FDESI), the predecessor entity for accounting purposes, had no publicly traded equity securities.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                                                       FISCAL           TRANSITION
                                                                     YEAR ENDED        PERIOD ENDED
                                                                  OCTOBER 31, 1997   OCTOBER 31, 1996
                                                                  ----------------   ----------------
                                                                            (IN THOUSANDS)
Allowance for Doubtful Accounts and Credit Memos................
Balance at beginning of period..................................       $1,740             $   --
Additions.......................................................          387              2,063
Deductions......................................................          (78)              (323)
                                                                       ------             ------
Balance at end of period........................................       $2,049             $1,740
                                                                       ======             ======