Form 10-Q
period 1998-01-31
FLUOR DANIEL GTI INC
filed 1998-03-17
CIK 795579

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark  One)

  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----       EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

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

At March 13, 1998 the registrant had issued and outstanding an aggregate of 8,370,874 shares of its common stock.

                             FLUOR DANIEL GTI, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                                                        PAGE NUMBER
------    ---------------------                                                                        -----------

Item 1   Financial Statements

          Condensed Consolidated Balance Sheets
              January 31, 1998 (Unaudited) and October 31, 1997 ...............................................1-2

          Condensed Consolidated Statements of Operations
              Quarter ended January 31, 1998 (Unaudited) and January 31, 1997 (Unaudited)........................3

          Condensed Consolidated Statements of Cash Flows
              Quarter ended January 31, 1998 (Unaudited) and January 31, 1997 (Unaudited)........................4

          Notes to Condensed Consolidated Financial Statements (Unaudited).......................................5

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations................6-7


PART II   OTHER INFORMATION
-------   -----------------

Item 6    Exhibits and Reports on Form 8-K.......................................................................8

          Signatures.............................................................................................9

Item 1.    Financial Statements

                             FLUOR DANIEL GTI, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In thousands, except per share amounts)

                                                              January 31,         October 31,
Assets                                                               1998                1997
------                                                               ----                ----
                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                      $10,135            $  3,588
   Marketable securities                                            2,895               7,396
   Accounts receivable, less allowance of $1,984 at
      January 31, 1998 and $2,049 at October 31, 1997              36,879              38,548
   Unbilled revenues                                               21,270              25,567
   Deferred income taxes                                            1,300               1,328
   Other current assets                                             2,884               3,125
                                                                  -------            --------

Total current assets                                               75,363              79,552

Deferred income taxes                                               3,508               3,508
Property, plant and equipment, net                                  6,145               6,624
Goodwill, net of accumulated amortization of $1,652 at
      January 31, 1998 and $1,456 October 31, 1997                 11,453              11,654
Other assets                                                        1,648               1,798
                                                                  -------            --------

Total assets                                                      $98,117            $103,136
                                                                  =======            ========


(Continued on next page.)

                             FLUOR DANIEL GTI, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                             January 31,         October 31,
Liabilities and Stockholders' Equity                                                1998                1997
------------------------------------                                                ----                ----
                                                                             (unaudited)

Current liabilities:
   Accounts payable                                                              $ 3,444            $  8,266
   Accrued salaries and benefits                                                   4,295               5,553
   Advance billings on contracts                                                     439                 380
   Other accrued liabilities                                                       6,247               5,465
   Income taxes payable                                                               71                 109
                                                                                 -------            --------

Total current liabilities                                                         14,496              19,773

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
      none issued                                                                     --                  --
   Common stock, $.001 par value, 25,000,000 shares
      authorized, 8,370,874 issued and outstanding at January 31, 1998;
      8,323,790 issued and outstanding at October 31, 1997                             8                   8
   Capital in excess of par value                                                 82,445              82,162
   Retained earnings                                                               1,898               1,581
   Cumulative currency translation adjustment                                       (730)               (388)
                                                                                 -------            --------

Total stockholders' equity                                                        83,621              83,363
                                                                                 -------            --------

Total liabilities and stockholders' equity                                       $98,117            $103,136
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

                             FLUOR DANIEL GTI, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                    Quarter ended
                                                                    -------------
                                                           January 31,    January 31,
                                                                  1998           1997
                                                                  ----           ----
Revenues                                                       $46,947        $47,594
Cost of revenues                                                38,808         38,341
                                                               -------        -------

Gross profit                                                     8,139          9,253

Selling, general and administrative expenses                     7,411          9,398
License and other income(expense)                                 (323)           170
                                                               -------        -------

Income before investment and interest income                       405             25
Investment and interest income, net                                144             89
                                                               -------        -------

Income before income taxes                                         549            114
Provision for income taxes                                         232             52
                                                               -------        -------

Net income                                                     $   317        $    62
                                                               =======        =======

Basic and diluted earnings per common share                    $   .04        $   .01
                                                               =======        =======

Shares used to compute basic earnings per common share           8,355          8,213
                                                               =======        =======

Shares used to compute diluted earnings per common share         8,371          8,213
                                                               =======        =======


The accompanying notes are an integral part of the financial statements.

                             FLUOR DANIEL GTI, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                    Quarter ended
                                                                                    -------------
                                                                            January 31,    January 31,
                                                                                   1998           1997
                                                                                   ----           ----
Cash Flows From Operating Activities
   Net income                                                                   $   317        $    62
   Adjustments to reconcile net income  to net cash provided by operating activities:
      Depreciation and amortization                                                 881          1,188
      Deferred taxes                                                                 28              -
      Changes in operating assets and liabilities:
         Accounts receivable and unbilled revenues                                5,966          2,154
         Other current assets                                                       241             88
         Other assets                                                               123            (99)
         Accounts payable                                                        (4,822)          (315)
         Accrued salaries and benefits                                           (1,258)          (673)
         Other accrued liabilities                                                  782            756
         Advanced billing on contracts                                               59            (97)
         Income taxes payable                                                       (38)          (146)
                                                                                -------        -------

Net Cash provided by Operating Activities                                         2,279          2,918

Cash Flows From Investing Activities
      Purchase of marketable securities                                             (99)        (3,500)
      Sale of marketable securities                                               4,600          3,650
      Expenditures for property, plant and equipment                               (334)          (641)
      Sale of property, plant and equipment                                         133             69
      Other                                                                          28           (219)
                                                                                -------        -------

Net Cash provided by (used in) Investing Activities                               4,328           (641)

Cash Flows From Financing Activities
      Proceeds from sale of stock under employee stock purchase plans               283            427
                                                                                -------        -------

Net Cash provided by Financing Activities                                           283            427

Effect of Exchange Rate Changes on Cash and Cash Equivalents                       (343)           (75)
                                                                                -------        -------

Net Increase in Cash and Cash Equivalents                                         6,547          2,629

Cash and Cash Equivalents at Beginning of Fiscal Year                             3,588          2,552
                                                                                -------        -------

Cash and Cash Equivalents at End of Period                                      $10,135        $ 5,181
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

                             FLUOR DANIEL GTI, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheets as of January 31, 1998, the related condensed consolidated statements of operations and the related condensed consolidated statements of cash flows for the quarters ended January 31, 1998 and January 31, 1997, have been prepared by Fluor Daniel GTI, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and changes in cash flows at January 31, 1998 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested this information be read in conjunction with the Annual Report on Form 10-K for fiscal year ended October 31, 1997 (SEC File No. 0-15067). The results of operations for the period ended January 31, 1998 are not necessarily indicative of the operating results for the year.

NOTE 2. EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 redefines the standards for computing earnings per share information included in the accompanying financial statements. The Company has adopted SFAS No. 128 for fiscal year 1998 and has presented earnings per share information for fiscal year 1997 accordingly. The effect of dilutive securities was immaterial for fiscal years 1998 and 1997.

                             FLUOR DANIEL GTI, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Revenues for the quarter ended January 31, 1998 were $46.9 million, a decrease of 1.5% compared to revenues of $47.6 million for the same period last year. The Company experienced continued competition within almost all assessment and remediation markets. Historically, this quarter of the fiscal year generally results in reduced hours billed due to holidays and vacations.

     Gross profit for the three months ended January 31, 1998 was $8.1 million, a decrease of 12.9% compared to $9.3 million for the same quarter last year. As a percentage of revenues, gross profit for the quarter ended January 31, 1998 was 17.3% compared to 19.5%. The gross profit for the quarter has been impacted by continued pricing pressures for services performed which continues to push the profit margins downward.

     Selling, general and administrative expenses for the quarter ended January 31, 1998 were $7.4 million, or 15.8% of revenues, compared to $9.4 million, or 19.7% of revenues . During the second quarter of fiscal year 1997 the Company initiated a plan to reduce selling, general and administrative costs through headcount reduction. The impact of this plan accounts for a significant portion of the reduction in selling, general and administrative costs in fiscal 1998. There were no unusual expenses in selling, general and administrative during this period.

     License and other expense was for the quarter ended January 31, 1998 was $323,000 compared to income of $170,000 for the same period last year. The expense in fiscal 1998 resulted from the write off of $406,000 in uncollectible advances made to the acquiring company of Fluor Daniel GTI's analytical laboratory business.

     Investment and other income, net, was $144,000 for the quarter ended January 31, 1998 compared to $89,000 for the same period of the prior year. The increase is due to interest earned on the Company's marketable securities portfolio and cash and cash equivalents as well as smaller losses in equity investments than were experienced in the prior fiscal year.

     The provision for income taxes was 42.2% for the quarter ended January 31, 1998 and 45.6% for the comparable period last year. The fiscal 1997 tax rate was adversely affected by the impact of state taxes.

     The Company's operating results may fluctuate from quarter to quarter. Factors influencing such variations include: spending decisions by major customers, delays in the release of committed projects, modifications of the delivery orders issued by contracting government entities, and holidays and vacation time which limit the amount of time Company personnel and subcontracted services have in the field.

     The Company ended the first quarter with 57 consulting offices in 32 states and 4 foreign countries. Total employees as of January 31, 1998 were 1,185 as compared to 1,314 as of the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 1998, the Company's primary source of liquidity was $13.0 million in cash, cash equivalents and marketable securities. The Company has no long-term borrowings. At January 31, 1998, the Company had a line of credit with a bank providing for borrowings up to $10.0 million through April 30, 1999. There have been no borrowings under the line of credit.

     Operating activities provided $2.3 million in net cash for the three months ended January 31, 1998 principally due to collections of receivables. At January 31, 1998, the Company's working capital was $60.9 million. Total assets were $98.1 million at the end of the same period.

     Cash flows from investing activities were impacted by approximately $334,000 of expenditures in property, plant and equipment that were made to upgrade the Company's computer equipment. The Company had no material commitments for capital expenditures as of January 31, 1998 and estimates spending for the next nine months to be approximately $1,950,000.

     Funding requirements for operations are expected to be met from existing cash, cash equivalents, marketable securities and cash generated from operations. The Company believes that cash provided from these sources will be sufficient to meet its operating requirements for the near term.

FORWARD-LOOKING INFORMATION

     Any of the comments in this Form 10-Q that refer to the Company's estimated or future results are forward-looking and reflect the Company's current analysis of existing trends and information. Actual results may differ materially from current expectations or projections based on a number of factors affecting the Company's businesses. These factors include, but are not limited to, cost overruns on fixed, maximum or unit-priced contracts; contract performance risks; the uncertain timing of awards and contracts; and changes in environmental regulations as well as the enforcement of those regulations. These forward-looking statements represent the Company's judgement only as of the date of this Form 10-Q. As a result, the reader is cautioned not to rely on these forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements.

     Additional information concerning these and other factors can be found in the Company's public periodic filings with the Securities and Exchange Commission.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 131, "Disclosures about Segments of and Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 established new standards for the way that public business enterprises report information about operating segments in interim financial reports issued to shareholders. This statement is effective for the Company's fiscal year 1999. The Company is still evaluating the impact of this new standard.

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

                                                          FLUOR DANIEL GTI, INC.
                                                          ----------------------


Date: March 17, 1998                       /s/ Walter C. Barber
      ---------------------                -------------------------------------
                                                                Walter C. Barber
                                           President and Chief Executive Officer



Date: March 17, 1998                       /s/ Mary C. Stack
      ---------------------                -------------------------------------
                                                                   Mary C. Stack
                                                   Vice President, Treasurer and
                                                        Chief Accounting Officer