Form 10-Q
period 1998-04-30
FLUOR DANIEL GTI INC
filed 1998-06-15
CIK 795579

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to  _______________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At June 11, 1998 the registrant had issued and outstanding an aggregate of 8,411,766 shares of its common stock.

                             FLUOR DANIEL GTI, INC.

                                    FORM 10-Q



                                TABLE OF CONTENTS







PART I    FINANCIAL INFORMATION                                     PAGE NUMBER

Item 1    Financial Statements

          Condensed Consolidated Balance Sheets
              April 30, 1998 (Unaudited) and October 31, 1997 ............. 1-2

          Condensed Consolidated Statements of Operations
              Quarter ended April 30, 1998 (Unaudited) and
              April 30, 1997 (Unaudited)...................................   3

          Condensed Consolidated Statements of Operations
              Six months ended April 30, 1998 (Unaudited) and
              April 30, 1997 (Unaudited)...................................   4

          Condensed Consolidated Statements of Cash Flows
              Six months ended April 30, 1998 (Unaudited) and
              April 30, 1997 (Unaudited)...................................   5

          Notes to Condensed Consolidated Financial Statements
              (Unaudited)..................................................   6

Item 2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 7-9


PART II   OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders..............  10

Item 6    Exhibits and Reports on Form 8-K.................................  10

          Signatures.......................................................  11

Item 1.    Financial Statements


                             FLUOR DANIEL GTI, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In thousands, except per share amounts)

                                                                April 30,       October 31,
Assets                                                              1998              1997
------                                                       -----------        ----------
                                                             (unaudited)

Current assets:
   Cash and cash equivalents                                    $ 12,132          $  3,588
   Marketable securities                                           4,695             7,396
   Accounts receivable, less allowance of $1,945 at
      April 30, 1998 and $2,049 at October 31, 1997               43,992            38,548
   Unbilled revenues                                              20,875            25,567
   Deferred income taxes                                           1,293             1,328
   Other current assets                                            3,343             3,125
                                                                --------          --------

Total current assets                                              86,330            79,552

Deferred income taxes                                              3,508             3,508
Property, plant and equipment, net                                 6,285             6,624
Goodwill, net of accumulated amortization of $1,797 at
      April 30, 1998 and $1,456 October 31, 1997                  11,309            11,654
Other assets                                                       1,648             1,798
                                                                --------          --------

Total assets                                                    $109,080          $103,136
                                                                ========          ========


(Continued on next page.)

                             FLUOR DANIEL GTI, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)


                                                            April 30,    October 31,
Liabilities and Stockholders' Equity                            1998           1997
------------------------------------                        --------     ----------
                                                         (unaudited)

Current liabilities:
   Accounts payable                                         $ 12,845       $  8,266
   Accrued salaries and benefits                               6,702          5,553
   Advance billings on contracts                                  --            380
   Other accrued liabilities                                   5,911          5,465
   Income taxes payable                                           --            109
                                                            --------       --------

Total current liabilities                                     25,458         19,773

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
      shares authorized, none issued                              --             --
   Common stock, $.001 par value, 25,000,000 shares
      authorized, 8,373,410 issued and outstanding
      at April 30, 1998; 8,323,790 issued and
      outstanding at October 31, 1997                              8              8
   Capital in excess of par value                             82,467         82,162
   Retained earnings                                           1,911          1,581
   Cumulative currency translation adjustment                   (764)          (388)
                                                            --------       --------

Total stockholders' equity                                    83,622         83,363
                                                            --------       --------

Total liabilities and stockholders' equity                  $109,080       $103,136
                                                            ========       ========



The accompanying notes are an integral part of the financial statements.

                             FLUOR DANIEL GTI, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                           Quarter ended
                                                                        April 30,    April 30,
                                                                          1998           1997
                                                                        --------     --------

Revenues                                                                 $50,042       $48,052
Cost of revenues                                                          42,720        37,588
                                                                         -------       -------

Gross profit                                                               7,322        10,464

Selling, general and administrative expenses                               7,255        12,081
License and other income                                                       7           172
                                                                         -------       -------

Income (loss) before investment and interest income                           74        (1,445)
Investment and interest income, net                                          202           174
                                                                         -------       -------

Income (loss) before income taxes                                            276        (1,271)
Provision (benefit) for income taxes                                         263          (515)
                                                                         -------       -------

Net income (loss)                                                        $    13       $  (756)
                                                                         =======       =======

Basic and diluted earnings (loss) per common share                       $    --       $  (.09)
                                                                         =======       =======

Shares used to compute basic earnings (loss) per common share              8,372         8,213
                                                                         =======       =======

Shares used to compute diluted earnings (loss) per common share            8,390         8,213
                                                                         =======       =======



The accompanying notes are an integral part of the financial statements.

                             FLUOR DANIEL GTI, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                         Six months ended
                                                                       April 30,     April 30,
                                                                           1998          1997
                                                                        -------       -------

Revenues                                                                $96,989       $95,646
Cost of revenues                                                         81,528        75,929
                                                                        -------       -------

Gross profit                                                             15,461        19,717

Selling, general and administrative expenses                             14,666        21,479
License and other income (expense)                                         (316)          342
                                                                        -------       -------

Income (loss) before investment and interest income                         479        (1,420)
Investment and interest income, net                                         346           263
                                                                        -------       -------

Income (loss) before income taxes                                           825        (1,157)
Provision (benefit) for income taxes                                        495          (463)
                                                                        -------       -------

Net income (loss)                                                       $   330       $  (694)
                                                                        =======       =======

Basic and diluted earnings (loss) per common share                      $   .04       $  (.08)
                                                                        =======       =======

Shares used to compute basic earnings (loss) per common share             8,364         8,203
                                                                        =======       =======

Shares used to compute diluted earnings (loss) per common share           8,380         8,203
                                                                        =======       =======







The accompanying notes are an integral part of the financial statements.

                             FLUOR DANIEL GTI, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                         Six months ended
                                                                       April 30,    April 30,
                                                                           1998         1997
                                                                        -------      -------

Cash Flows From Operating Activities
   Net income                                                           $   330      $  (694)
   Adjustments to reconcile net income  to net cash
     provided by operating activities:
   Depreciation and amortization                                          1,676        2,210
      Deferred taxes                                                         35           86
      Changes in operating assets and liabilities:
         Accounts receivable and unbilled revenues                         (752)         669
         Other current assets                                              (218)         191
         Other assets                                                       126          (50)
          Accounts payable                                                4,579          884
         Accrued salaries and benefits                                    1,149        1,683
         Other accrued liabilities                                          446       (1,032)
         Advanced billing on contracts                                     (380)         185
         Income taxes payable                                              (109)        (101)
                                                                        -------      -------

Net Cash provided by Operating Activities                                 6,882        4,031

Cash Flows From Investing Activities
      Purchase of marketable securities                                  (1,999)      (5,701)
      Sale of marketable securities                                       4,700        4,950
      Expenditures for property, plant and equipment                       (986)      (1,337)
      Sale of property, plant and equipment                                 133          166
      Other                                                                  25         (368)
                                                                        -------      -------

Net Cash provided by (used in) Investing Activities                       1,873       (2,290)

Cash Flows From Financing Activities
      Proceeds from sale of stock under employee
      stock purchase plans                                                  305          427
                                                                        -------      -------

Net Cash provided by Financing Activities                                   305          427

Effect of Exchange Rate Changes on Cash and Cash Equivalents               (516)        (218)
                                                                        -------      -------

Net Increase in Cash and Cash Equivalents                                 8,544        1,950

Cash and Cash Equivalents at Beginning of Fiscal Year                     3,588        2,552
                                                                        -------      -------

Cash and Cash Equivalents at End of Period                              $12,132      $ 4,502
                                                                        =======      =======








The accompanying notes are an integral part of the financial statements.

                             FLUOR DANIEL GTI, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The condensed consolidated balance sheets as of April 30, 1998, the related condensed consolidated statements of operations and the related condensed consolidated statements of cash flows for the quarters and six months ended April 30, 1998 and April 30, 1997, have been prepared by Fluor Daniel GTI, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and changes in cash flows at April 30, 1998 and for all periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested this information be read in conjunction with the Annual Report on Form 10-K for fiscal year ended October 31, 1997 (SEC File No. 0-15067). The results of operations for the period ended April 30, 1998 are not necessarily indicative of the operating results for the year.

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

NOTE 3. TAXES PAID

        Income tax payments, net of refunds were $880,000 and $27,000 for the six month periods ended April 30, 1998 and 1997, respectively.

                             FLUOR DANIEL GTI, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Results for the Quarter Ended April 30, 1998

        Results for the quarter ended April 30, 1998 were $50.0 million, an increase of 4.0% compared to revenues of $48.1 million for the same period last year. The Company experienced continued competition within all assessment and remediation markets.

        Gross profit for the quarter ended April 30, 1998 was $7.3 million, a decrease of 30.5% compared to $10.5 million for the same quarter last year. As a percentage of revenues, gross profit for the quarter ended April 30, 1998 was 14.6% compared to 21.8% for the same period last year. Gross profit decreased by approximately $2.0 million for direct project expenses that previously were included in selling, general and administrative expenses. Prior year amounts have not been reclassified. If the prior year were to be reclassified, gross profit for the three months ended April 30, 1997 would have been reduced by approximately $1.5 million of additional direct project expense. As a percentage of revenues, if prior year amounts had been reclassified, gross profit would have been 18.7%. The Company's gross profit continues to be impacted by pricing pressure for services performed which continues to push profit margins down.

        Selling, general and administrative expenses for the quarter ended April 30, 1998 were $7.3 million, or 14.6% of revenues, compared to $12.1 million, or 25.1% of revenues. The decrease of $4.8 million in selling, general and administrative expenses for the three months ended April 30, 1998 compared to the same period last year can be attributed to several factors. During the second quarter of fiscal 1997, the company incurred a charge of $583,000 related to Government proposal costs as well as a charge of $830,000 for payroll and benefits related to an overhead cost reduction plan. Additionally, as noted above, direct project expense totaling $2.0 million were included as part of selling, general and administrative expenses in the fiscal year 1997, but have been reclassified to cost of revenues in fiscal 1998. As a percentage of revenues, if prior year amounts had been reclassified, selling, general and administrative expenses would have been 22%. There were no unusual expenses in selling, general and administrative during this period.

        License and other income was for the quarter ended April 30, 1998 was $7,000 compared to $172,000 for the same period last year. During the second quarter of this year, the Company recorded an additional $100,000 in expenses related to the fiscal 1995 sale of the Company's analytical laboratory business.

        Investment and other income, net, was $202,000 for the quarter ended April 30, 1998 compared to $174,000 for the same period of the prior year. The increase is due to interest earned on the Company's marketable securities portfolio and cash and cash equivalents as well as smaller losses in equity investments than were experienced in the prior fiscal year.

        The provision for income taxes was 95.3% for the quarter ended April 30, 1998 and a benefit of 40.5% for the comparable period last year. The effective tax rate for the six months ended April 30, 1998 increased to 60%, causing the effective tax rate for the three months ended April 30, 1998 to increase to 95.3%. The Company's effective tax rate of 60% for the six months ended April 30, 1998 reflects the Company's best estimate of the effective tax rate for the full fiscal year. The effective tax rate for the full fiscal year will be negatively impacted by the effect of a non-benefitable loss on the sale of the Company's Canadian subsidiary and an increase in the valuation allow and recorded on foreign operating losses.

Results for the Six Months Ended April 30, 1998

        Results for the six months ended April 30, 1998 were $97.0 million, an increase of 1.5% compared to revenues of $95.6 million for the same period last year. The Company experienced continued competition within all assessment and remediation markets.

        Gross profit for the six months ended April 30, 1998 was $15.5 million, a decrease of 21.3% compared to $19.7 million for the same period last year. As a percentage of revenues, gross profit for the six months ended April 30, 1998 was 16.0% compared to 20.6%. Gross profit decreased by approximately $4.0 million of direct project expenses that previously were included in selling, general and administrative expenses. Prior year amounts have not been reclassified. If the prior year were to be reclassified, gross profit for the six months ended April 30, 1997 would have been reduced by approximately $2.9 million of additional direct project expense. As a percentage of revenues, if prior year amounts had been reclassified, gross profit would have been 17.6%. The Company's gross profit continues to be impacted by pricing pressure for services performed which continues to push profit margins down.

        Selling, general and administrative expenses for the six months ended April 30, 1998 were $14.7 million, or 15.1% of revenues, compared to $21.5 million, or 22.5% of revenues. The decrease of $6.8 million in selling, general and administrative expenses for the six months ended April 30, 1998 compared to the same period last year can be attributed to several factors. During the second quarter of fiscal 1997, the company incurred a charge of $583,000 related to Government proposal costs as well as a charge of $830,000 for payroll and benefits related to an overhead cost reduction plan. Additionally, as noted above, direct project expenses $4.0 million were included as part of selling, general and administrative expenses in the fiscal year 1997, but have been reclassified to cost of revenues in fiscal 1998. As a percentage of revenues, if prior year amounts had been reclassified, selling, general and administrative expenses would have been 18.3%. There were no unusual expenses in selling, general and administrative during this period.

        License and other income (expense) for the six months ended April 30, 1998 was $316,000 in expense compared to income of $342,000 for the same period last year. The expense in fiscal 1998 resulted from the write off of $406,000 in uncollectible advances made to the acquiring company of Fluor Daniel GTI's analytical laboratory business and an additional expense of $100,000 for expenses related to the sale of GTEL.

        Investment and other income, net, was $346,000 for the six months ended April 30, 1998 compared to $263,000 for the same period of the prior year. The increase is due to interest earned on the Company's marketable securities portfolio and cash and cash equivalents as well as smaller losses in equity investments than were experienced in the prior fiscal year.

        The provision for income taxes was 60.0% for the six months ended April 30, 1998 and benefit of 40.0% for the comparable period last year. The Company's effective tax rate of 60% for the six months ended April 30, 1998 reflects the Company's best estimate of the effective tax rate for the full fiscal year. The effective tax rate for the full fiscal year will be negatively impacted by the effect of a non-benefitable loss on the sale of the Company's Canadian subsidiary and an increase in the valuation allow and recorded on foreign operating losses.

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

        The Company ended the six month period with 57 consulting offices in 32 states and 4 foreign countries. Total employees as of April 30, 1998 were 1,142 as compared to 1,252 for the same period last year.

Liquidity and Capital Resources

        At April 30, 1998, the Company's primary source of liquidity was $16.8 million in cash, cash equivalents and marketable securities. The Company has no long-term borrowings. At April 30, 1998, the Company had a line of credit with a bank providing for borrowings up to $10.0 million through April 30, 1999. There have been no borrowings under the line of credit.

        Operating activities provided $6.9 million in net cash for the six months ended April 30, 1998. At April 30, 1998, the Company's working capital was $60.9 million. Total assets were $109.1 million at the end of the same period.

        Cash flows from investing activities were impacted by approximately $986,000 of expenditures in property, plant and equipment that were made to upgrade the Company's computer equipment. The Company had no material commitments for capital expenditures as of April 30, 1998 and estimates spending for the next six months to be approximately $1,200,000.

        Funding requirements for operations are expected to be met from existing cash, cash equivalents, marketable securities and cash generated from operations. The Company believes that cash provided from these sources will be sufficient to meet its operating requirements for the near term.

Forward-Looking Information

        Any of the comments in this Form 10-Q that refer to the Company's estimated or future results are forward-looking and reflect the Company's current analysis of existing trends and information. Actual results may differ materially from current expectations or projections based on a number of factors affecting the Company's businesses. These factors include, but are not limited to, cost overruns on fixed, maximum or unit- priced contracts; contract performance risks; the uncertain timing of awards and contracts; and changes in environmental regulations as well as the enforcement of those regulations. These forward-looking statements represent the Company's judgement only as of the date of this Form 10-Q. As a result, the reader is cautioned not to rely on these forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements.

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

                             FLUOR DANIEL GTI, INC.

                                     PART II



Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a)    An Annual Meeting of the Registrant was held on March 17, 1998.

     b)    Election of Directors - Voting Results

                                           For     Against    Abstain    No-Vote
           Walter C. Barber             6,269,662                         69,204
           Allan S. Bufferd             6,331,878                          6,988
           J. Michal Conaway            6,270,868                         67,998
           Ernie Green                  6,271,783                         67,083
           David L. Myers               6,270,825                         68,041
           Ronald G. Peterson           6,271,086                         67,780

     c)    Matters Voted Upon.
           Selection of Auditors
           Ernst & Young LLP            6,334,084   1,723      3,059

     d)    None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a)    Exhibits

           27 Financial Data Schedule

     b)    Reports on Form 8-K

           None

                             FLUOR DANIEL GTI, INC.

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  FLUOR DANIEL GTI, INC.



Date: June 15, 1998                               /s/ Walter C. Barber
      -------------                               --------------------
                                                  Walter C. Barber
                                                  President and Chief Executive
                                                  Officer





Date: June 15, 1998                               /s/ Mary C. Stack
      -------------                               -----------------------------
                                                  Mary C. Stack
                                                  Vice President, Treasurer and
                                                  Chief Accounting Officer