Form 10-Q
period 1998-07-31
FLUOR DANIEL GTI INC
filed 1998-09-14
CIK 795579

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark  One)

 /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998

                                       OR

 / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

At September 10, 1998 the registrant had issued and outstanding an aggregate of 8,411,766 shares of its common stock.

                             FLUOR DANIEL GTI, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS





PART I FINANCIAL INFORMATION                                                                     PAGE NUMBER

Item 1 Financial Statements

       Condensed Consolidated Balance Sheets
          July 31, 1998 (Unaudited) and October 31, 1997 .....................................       1-2

       Condensed Consolidated Statements of Operations
          Quarter ended July 31, 1998 (Unaudited) and July 31, 1997 (Unaudited)...............         3

       Condensed Consolidated Statements of Operations
          Nine months ended July 31, 1998 (Unaudited) and July 31, 1997 (Unaudited)...........         4

       Condensed Consolidated Statements of Cash Flows
          Nine months ended July 31, 1998 (Unaudited) and July 31, 1997 (Unaudited)...........         5

       Notes to Condensed Consolidated Financial Statements (Unaudited).......................         6

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations..       7-9


PART II OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders....................................        10

Item 5 Other Information......................................................................        10

Item 6 Exhibits and Reports on Form 8-K.......................................................        10

       Signatures.............................................................................        11

Item 1. Financial Statements

                             FLUOR DANIEL GTI, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In thousands, except per share amounts)

                                                            July 31,   October 31,
Assets                                                        1998        1997
                                                            --------    --------
                                                          (unaudited)
Current assets:
  Cash and cash equivalents                                 $  3,845    $  3,588
  Marketable securities                                       13,295       7,396
  Accounts receivable, less allowance of $2,318 at
    July 31, 1998 and $2,049 at October 31, 1997              42,922      38,548
  Unbilled revenues                                           20,291      25,567
  Deferred income taxes                                        1,283       1,328
  Other current assets                                         3,508       3,125
                                                            --------    --------

Total current assets                                          85,144      79,552

Deferred income taxes                                          3,508       3,508
Property, plant and equipment, net                             5,225       6,624
Goodwill, net of accumulated amortization of $1,944 at
    July 31, 1998 and $1,456 October 31, 1997                 11,164      11,654
Other assets                                                   1,544       1,798
                                                            --------    --------

Total assets                                                $106,585    $103,136
                                                            ========    ========

(Continued on next page.)

                             FLUOR DANIEL GTI, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)


                                                                      July 31,     October 31,
Liabilities and Stockholders' Equity                                     1998          1997
                                                                      ---------     ---------
                                                                     (unaudited)
Current liabilities:
  Accounts payable                                                    $   9,456     $   8,266
  Accrued salaries and benefits                                           6,040         5,553
  Advance billings on contracts                                             361           380
  Other accrued liabilities                                               6,434         5,465
  Income taxes payable                                                       --           109
                                                                      ---------     ---------

Total current liabilities                                                22,291        19,773

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized,
    none issued                                                              --            --
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 8,411,766 issued and outstanding at July 31, 1998;
    8,323,790 issued and outstanding at October 31, 1997                      8             8
  Capital in excess of par value                                         82,716        82,162
  Retained earnings                                                       2,414         1,581
  Cumulative currency translation adjustment                               (844)         (388)
                                                                      ---------     ---------

Total stockholders' equity                                               84,294        83,363
                                                                      ---------     ---------

Total liabilities and stockholders' equity                            $ 106,585     $ 103,136
                                                                      =========     =========

The accompanying notes are an integral part of the financial statements.

                             FLUOR DANIEL GTI, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                               Quarter ended
                                                               -------------
                                                            July 31,     July 31,
                                                              1998         1997
                                                            --------     --------
Revenues                                                    $ 51,320     $ 46,884
Cost of revenues                                              40,835       35,709
                                                            --------     --------

Gross profit                                                  10,485       11,175

Selling, general and administrative expenses                   9,121        9,630
License and other income(expense)                               (286)          91
                                                            --------     --------

Income before investment and interest income                   1,078        1,636
Investment and interest income, net                              179          305
                                                            --------     --------

Income before income taxes                                     1,257        1,941
Provision for income taxes                                       754          792
                                                            --------     --------

Net income                                                  $    503     $  1,149
                                                            ========     ========

Basic and diluted earnings per common share                 $   0.06     $   0.14
                                                            ========     ========

Shares used to compute basic earnings per common share         8,400        8,314
                                                            ========     ========

Shares used to compute diluted earnings per common share       8,406        8,314
                                                            ========     ========

The accompanying notes are an integral part of the financial statements.

                             FLUOR DANIEL GTI, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                               Nine months ended
                                                               -----------------
                                                            July 31,      July 31,
                                                               1998          1997
                                                            ---------     ---------
Revenues                                                    $ 148,309     $ 142,530
Cost of revenues                                              122,363       111,638
                                                            ---------     ---------

Gross profit                                                   25,946        30,892

Selling, general and administrative expenses                   23,787        31,109
License and other income (expense)                               (602)          433
                                                            ---------     ---------

Income before investment and interest income                    1,557           216
Investment and interest income, net                               525           568
                                                            ---------     ---------

Income before income taxes                                      2,082           784
Provision for income taxes                                      1,249           329
                                                            ---------     ---------

Net income                                                  $     833     $     455
                                                            =========     =========

Basic and diluted earnings per common share                 $    0.10     $    0.06
                                                            =========     =========

Shares used to compute basic earnings per common share          8,375         8,247
                                                            =========     =========

Shares used to compute diluted earnings per common share        8,388         8,247
                                                            =========     =========

The accompanying notes are an integral part of the financial statements.

                             FLUOR DANIEL GTI, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                              Nine months ended
                                                                              -----------------
                                                                            July 31,     July 31,
                                                                              1998         1997
                                                                            --------     --------
Cash Flows From Operating Activities
  Net income                                                                $    833     $    455
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                            2,576        3,116
    Deferred taxes                                                                45           88
    Changes in operating assets and liabilities:
       Accounts receivable and unbilled revenues                                 902        5,551
       Other current assets                                                     (383)        (677)
       Other assets                                                              231          434
         Accounts payable                                                      1,190         (445)
       Accrued salaries and benefits                                             487         (113)
       Other accrued liabilities                                                 969         (163)
       Advanced billing on contracts                                             (19)         302
       Income taxes payable                                                     (109)         (14)
                                                                            --------     --------
Net Cash provided by Operating Activities                                      6,722        8,534

Cash Flows From Investing Activities
    Purchase of marketable securities                                        (11,600)      (6,700)
    Sale of marketable securities                                              5,700        5,300
    Expenditures for property, plant and equipment                            (1,287)      (1,604)
    Sale of property, plant and equipment                                        599           54
    Other                                                                         25         (403)
                                                                            --------     --------
Net Cash used in Investing Activities                                         (6,563)      (3,353)

Cash Flows From Financing Activities
    Proceeds from sale of stock under employee stock purchase plans              554        1,159
                                                                            --------     --------
Net Cash provided by Financing Activities                                        554        1,159

Effect of Exchange Rate Changes on Cash and Cash Equivalents                    (456)        (312)
                                                                            --------     --------
Net Increase in Cash and Cash Equivalents                                        257        6,028

Cash and Cash Equivalents at Beginning of Fiscal Year                          3,588        2,552
                                                                            --------     --------
Cash and Cash Equivalents at End of Period                                  $  3,845     $  8,580
                                                                            ========     ========

The accompanying notes are an integral part of the financial statements.

                             FLUOR DANIEL GTI, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1. Condensed Consolidated Financial Statements

      The condensed consolidated balance sheets as of July 31, 1998, the related condensed consolidated statements of operations and the related condensed consolidated statements of cash flows for the quarters and nine months ended July 31, 1998 and July 31, 1997, have been prepared by Fluor Daniel GTI, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and changes in cash flows at July 31, 1998 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested this information be read in conjunction with the Annual Report on Form 10-K for fiscal year ended October 31, 1997 (SEC File No. 0-15067). The results of operations for the period ended July 31, 1998 are not necessarily indicative of the operating results for the year.

NOTE 2. Earnings Per Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 redefines the standards for computing earnings per share information included in the accompanying financial statements. The Company has adopted SFAS No. 128 for fiscal year 1998 and has restated earnings per share information for fiscal year 1997 accordingly. The effect of dilutive securities was immaterial for fiscal years 1998 and 1997.

NOTE 3. Taxes

      Income tax payments, net of refunds were $995,000 and $44,000 for the nine month periods ended July 31, 1998 and 1997, respectively. The provision for income taxes was 60.0% for the nine months ended July 31, 1998. The Company's effective tax rate of 60% for the nine months ended July 31, 1998 reflects the Company's best estimate of the effective tax rate for the full fiscal year. The effective tax rate for the full fiscal year will be negatively impacted by the effect of a non-benefitable loss on the sale of the Company's Canadian subsidiary and an increase in the valuation allowance recorded on foreign operating losses.

NOTE 4. Sale of Assets

      During the nine months ended July 31, 1998 the Company recorded a loss on the sale of it's Wichita Kansas laboratory building of approximately $500,000. Also during this period the Company completed the sale of its Canadian subsidiary to Conor Pacific Environmental Technologies, Inc. The sale of this subsidiary resulted in a loss of approximately $200,000. These losses were offset by a gain of approximately $200,000 associated with the sale of the Company's Australian laboratory assets.

                             FLUOR DANIEL GTI, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Results for the Quarter Ended July 31, 1998

      Results for the quarter ended July 31, 1998 were $51.3 million, an increase of 9.4% compared to revenues of $46.9 million for the same period last year. The Company experienced continued competition within all assessment and remediation markets.

      Gross profit for the quarter ended July 31, 1998 was $10.5 million, a decrease of 6.3% compared to $11.2 million for the same quarter last year. As a percentage of revenues, gross profit for the quarter ended July 31, 1998 was 20.4% compared to 23.8% for the same period last year. Gross profit decreased by approximately $1.7 million for direct project expenses that in the previous fiscal year were included in selling, general and administrative expenses. Prior year amounts have not been reclassified. If the prior year were to be reclassified, gross profit for the three months ended July 31, 1997 would have been reduced by approximately $1.4 million of additional direct project expense. As a percentage of revenues, if prior year amounts had been reclassified, gross profit would have been 20.9%. The Company's gross profit continues to be impacted by pricing pressure for services performed which continues to push profit margins down.

     Selling, general and administrative expenses for the quarter ended July 31, 1998 were $9.1 million, or 17.7% of revenues, compared to $9.6 million, or 20.5% of revenues. This represents a decrease of $500,000 in selling, general and administrative expenses for the three months ended July 31, 1998 compared to the same period last year. As noted above, direct project expense totaling $1.4 million were included as part of selling, general and administrative expenses in the fiscal year 1997, but have been reclassified to cost of revenues in fiscal 1998. As a percentage of revenues, if prior year amounts had been reclassified, selling, general and administrative expenses would have been 17.5%.

      License and other expense for the quarter ended July 31,1998 was $286,000 compared to income of $91,000 for the same period last year. During the third quarter of this year, the Company recorded a loss on the sale of it's Wichita Kansas laboratory building of approximately $500,000. This loss was offset by a gain of approximately $200,000 associated with the sale of the Company's Australian laboratory assets.

      Investment and other income, net, was $179,000 for the quarter ended July 31, 1998 compared to $305,000 for the same period of the prior year. The decrease is due to a reclassification in fiscal year 1998 of accounts related to gain/(loss) on sale of fixed assets formerly grouped as part of Investment and other income, now recorded grouped in License and other income (expense). The amount of the reclassification for the quarter ended July 31, 1998 was approximately $165,000. If prior year amounts had been restated Investment and other income, net, for the quarter ended July 31, 1997 would have been $169,000.

      The provision for income taxes was 60.0% for the quarter ended July 31, 1998 and 40.8% for the comparable period last year. The Company's effective tax rate of 60% for the three months ended July 31, 1998 reflects the Company's best estimate of the effective tax rate for the full fiscal year. The effective tax rate for the full fiscal year will be negatively impacted by the effect of a non-benefitable loss on the sale of the Company's Canadian subsidiary and an increase in the valuation allowance recorded on foreign operating losses.

Results for the Nine Months Ended July 31, 1998

      Results for the nine months ended July 31, 1998 were $148.3 million, an increase of 4.0% compared to revenues of $142.5 million for the same period last year. The Company experienced continued competition within all assessment and remediation markets.

      Gross profit for the nine months ended July 31, 1998 was $25.9 million, a decrease of 16.2% compared to $30.9 million for the same period last year. As a percentage of revenues, gross profit for the nine months ended July 31, 1998 was 17.5% compared to 21.7%. Included in cost of revenues is approximately $5.6 million of direct project expenses that in the previous fiscal year were included in selling, general and administrative expenses. Prior year amounts have not been reclassified. If the prior year were to be reclassified, gross profit for the nine months ended July 31, 1997 would have been reduced by approximately $4.3 million of additional direct project expense. As a percentage of revenues, if prior year amounts had been reclassified, gross profit would have been 18.7%. The Company's gross profit continues to be impacted by pricing pressure for services performed which continues to push profit margins down.

      Selling, general and administrative expenses for the nine months ended July 31, 1998 were $23.8 million, or 16.0% of revenues, compared to $31.1 million, or 21.8% of revenues. The decrease of $7.3 million in selling, general and administrative expenses for the nine months ended July 31, 1998 compared to the same period last year can be attributed to several factors. During the second quarter of fiscal 1997, the company incurred a charge of $583,000 related to government proposal costs as well as a charge of $830,000 for payroll and benefits related to an overhead cost reduction plan. Additionally, as noted above, direct project expenses of $5.6 million were included as part of selling, general and administrative expenses in the fiscal year 1997, but have been reclassified to cost of revenues in fiscal 1998. As a percentage of revenues, if prior year amounts had been reclassified, selling, general and administrative expenses would have been 18.8%.

      License and other expense for the nine months ended July 31, 1998 was $602,000 in expense compared to income of $433,000 for the same period last year. The expense in fiscal 1998 resulted from the write off of $406,000 in uncollectible advances made to the acquiring company of Fluor Daniel GTI's analytical laboratory business. In addition, during the third quarter of this year, the Company recorded a loss on the sale of it's Wichita Kansas laboratory building of approximately $500,000. These losses were offset by a gain of approximately $200,000 associated with the sale of the Company's Australian laboratory assets.

      Investment and other income, net, was $525,000 for the nine months ended July 31, 1998 compared to $568,000 for the same period of the prior year. Investment and other income experienced an increase is due to interest earned on the Company's marketable securities portfolio and cash and cash equivalents as well as smaller losses in equity investments than were experienced in the prior fiscal year. However this increase is offset by the reclassification in fiscal year 1998 of accounts related to gain/(loss) on sale of fixed assets formerly grouped as part of Investment and other income, now recorded grouped in License and other income (expense). The amount of the reclassification for the nine months ended July 31, 1998 was approximately $110,000. If prior year amounts had been restated Investment and other income, net, for the quarter ended July 31, 1997 would have been $456,000.

      The provision for income taxes was 60.0% for the nine months ended July 31, 1998 and 42.0% for the comparable period last year. The Company's effective tax rate of 60% for the nine months ended July 31, 1998 reflects the Company's best estimate of the effective tax rate for the full fiscal year. The effective tax rate for the full fiscal year will be negatively impacted by the effect of a non-benefitable loss on the sale of the Company's Canadian subsidiary and an increase in the valuation allowance recorded on foreign operating losses.

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

      The Company ended the nine month period with 55 consulting offices in 32 states and 3 foreign countries. Total employees as of July 31, 1998 were 1,110 as compared to 1,193 for the same period last year.

Liquidity and Capital Resources

      At July 31, 1998, the Company's primary source of liquidity was $17.1 million in cash, cash equivalents and marketable securities. The Company has no long-term borrowings. At July 31, 1998, the Company had a line of credit with a bank providing for borrowings up to $10.0 million through April 30, 1999. There have been no borrowings under the line of credit.

      Operating activities provided $6.7 million in net cash for the nine months ended July 31, 1998. At July 31, 1998, the Company's working capital was $62.9 million. Total assets were $106.6 million at the end of the same period.

      Cash flows from investing activities were impacted by approximately $1,287,000 of expenditures in property, plant and equipment that were made to upgrade the Company's computer equipment. The Company had no material commitments for capital expenditures as of July 31, 1998 and estimates spending for the next three months to be approximately $425,000.

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

                             FLUOR DANIEL GTI, INC.

                                     PART II


Item 4 Submission of Matters to a Vote of Security Holders

       None


Item 5 Other Information

          Under the Company's Bylaws, a stockholder who wishes to propose business for consideration at the Annual Meeting or to nominate persons for election to the Board of Directors must deliver to the Company between December 29, 1998 and January 13, 1999, the information specified in the Company's Bylaws regarding such proposal or nomination. Under the SEC's Rule 14a-4, as recently amended, the Company may exercise discretionary voting authority under proxies it solicits to vote on a proposal made by a stockholder that the stockholder does not seek to include in the Company's proxy statement pursuant to Rule 14a-8, unless the Company is notified about the proposal between December 29, 1998, and January 13, 1999, and the stockholder satisfies the other requirement to Rule 14a-4(c). Separately, under the SEC Rule 14a-8, a stockholder wishing to submit a proposal that qualifies for inclusion in the Company's proxy statement must submit his or her proposal to the Company before October 31, 1998, and must satisfy the other requirements of SEC Rule 14a-8.


Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

        27 Financial Data Schedule

     a) Reports on Form 8-K

        None

                             FLUOR DANIEL GTI, INC.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FLUOR DANIEL GTI, INC.



Date: September 14, 1998            /s/ Walter C. Barber
      --------------------------    --------------------------
                                    Walter C. Barber
                                    President and Chief Executive Officer





Date: September 14, 1998            /s/ Mary C. Stack
      --------------------------    --------------------------
                                    Mary C. Stack
                                    Vice President, Treasurer and
                                    Chief Accounting Officer